Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1984-2
filed 1995-08-14
CIK 725262

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         June 30, 1995                                  0-13578


                    DYCO OIL AND GAS PROGRAM 1984-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)


            Minnesota                         41-1479080
(State or other jurisdiction        (I.R.S. Employer Identification
of incorporation or organization)               Number)



          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)



                          (918) 583-1791
             --------------------------------------------------
             Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                              ----      ----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS
                                                        June 30,  December 31,
                                                          1995        1994
                                                      ----------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 96,751      $ 32,766
             Accrued oil and gas sales, including
               $53,276 and $75,009 due from
               related parties (Note 2) . . . . . .      54,352        76,540
                                                       --------      --------
                Total current assets  . . . . . . .    $151,103      $109,306

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     729,299       775,763

          DEFERRED CHARGE . . . . . . . . . . . . .      43,352        43,352
                                                       --------      --------
                                                       $923,754      $928,421
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  5,495      $  5,357
             Gas imbalance payable  . . . . . . . .       8,943         8,943
                                                       --------      --------
                Total current liabilities . . . . .    $ 14,438      $ 14,300

          ACCRUED LIABILITY . . . . . . . . . . . .      17,793        17,793

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               52 units . . . . . . . . . . . . . .       8,915         8,963
             Limited Partners, issued and outstanding,
               5,200 units  . . . . . . . . . . . .     882,608       887,365
                                                       --------      --------
                Total Partners' capital . . . . . .    $891,523      $896,328
                                                       --------      --------
                                                       $923,754      $928,421
                                                       ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                       ----------   ----------

          REVENUES:
             Oil and gas sales, including
               $82,443 and $123,736 of sales
               to related parties (Note 2)  . . . .      $85,969     $128,686
             Interest . . . . . . . . . . . . . . .          977          474
                                                         -------     --------
                                                         $86,946     $129,160
                                                         -------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $21,884     $ 26,214
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .       42,333       57,981
             General and administrative (Note 2)  .       18,949       15,572
                                                         -------     --------
                                                         $83,166     $ 99,767
                                                         -------     --------

          NET INCOME  . . . . . . . . . . . . . . .      $ 3,780     $ 29,393
                                                         =======     ========
          GENERAL PARTNER (1%) - net income . . . .      $    38     $    294
                                                         =======     ========
          LIMITED PARTNERS (99%) - net income . . .      $ 3,742     $ 29,099
                                                         =======     ========
          NET INCOME PER UNIT . . . . . . . . . . .      $     1     $      6
                                                         =======     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        5,252        5,252
                                                         =======     ========



                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                       ----------   ----------

          REVENUES:
             Oil and gas sales, including
               $153,083 and $264,871 of sales
               to related parties (Note 2)  . . . .     $158,447     $275,702
             Interest . . . . . . . . . . . . . . .        1,645          976
                                                        --------     --------
                                                        $160,092     $276,678
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 49,601     $ 64,304
             Depreciation, depletion, and amortization of
               oil and gas properties . . . . . . .       75,454      109,687
             General and administrative (Note 2)  .       39,842       35,179
                                                        --------     --------
                                                        $164,897     $209,170
                                                        --------     --------

          NET (LOSS) INCOME . . . . . . . . . . . .    ($  4,805)    $ 67,508
                                                        ========     ========
          GENERAL PARTNER (1%) - net (loss) income     ($     48)    $    675
                                                        ========     ========
          LIMITED PARTNERS (99%) - net (loss) income   ($  4,757)    $ 66,833
                                                        ========     ========
          NET (LOSS) INCOME PER UNIT  . . . . . . .    ($      1)    $     13
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        5,252        5,252
                                                        ========     ========


                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .     ($ 4,805)    $ 67,508
             Adjustments to reconcile net (loss) income to
               net cash provided by operating activities:
               Depreciation, depletion, and amortization of
                oil and gas properties  . . . . . .       75,454      109,687
               Decrease in accrued oil and gas sales      22,188       19,528
               Increase in accounts payable . . . .          138          958
                                                         -------     --------
                Net cash provided by operating
                 activities                              $92,975     $197,681
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .     ($28,990)     $    -
                                                         -------     --------
               Net cash used by investing activities    ($28,990)    $    -
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .      $   -      ($210,080)
                                                         -------     --------
               Net cash used by financing activities     $   -      ($210,080)
                                                         -------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .      $63,985    ($ 12,399)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
             PERIOD                                       32,766       54,103
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $96,751     $ 41,704
                                                         =======     ========


                  The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------

             The balance sheet as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2
             Limited Partnership (the  "Program") without  audit.   In the
             opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

             The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

             Oil and Gas Properties
             ----------------------

             Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

             The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 such expenses totaled $39,842 and $35,179, respectively, of which $28,236 and $28,236 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales totaled $153,083 and $264,871, respectively. At June 30, 1995 accrued oil and gas sales included $53,276 due from Premier.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

               The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

          RESULTS OF OPERATIONS
          ----------------------

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                Three months ended June 30,
                                                ---------------------------
                                                     1995         1994
                                                     ----         ----
                  Oil and gas sales                $85,969      $128,686
                  Oil and gas production expenses  $21,884      $ 26,214
                  Barrels produced                     104           285
                  Mcf produced                      61,710        72,991
                  Average price/Bbl                $ 17.73      $  17.37
                  Average price/Mcf                $  1.36      $   1.70

               As shown in the table, oil and natural gas sales decreased 33.2% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from the decrease in the volumes of natural gas sold and the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Volumes of oil and natural gas sold decreased 181 barrels and 11,281 Mcf, respectively, for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The decrease in the volumes of oil and natural gas sold was primarily a result of the normal decline in production from diminished oil and natural gas reserves. Average natural gas prices decreased to $1.36 per Mcf for the three months ended June 30, 1995 from an average of $1.70 per Mcf for the three months ended June 30, 1994, while the average oil prices increased to $17.73 per barrel for the three months ended June 30, 1995 from an average of $17.37 per barrel for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,330 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily due to the decrease in volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 25.5% for the three months ended June 30, 1995 from 20.4% for the three months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $15,648 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease was primarily a result of the decrease in volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 49.2% for the three months ended June 30, 1995 from 45.1% for the three months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               General and administrative expenses increased $3,377 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase resulted from the increase in the Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 22.0% for the three months ended June 30, 1995 from 12.1% for the three months ended June 30, 1994. This percentage increase was primarily a result of the dollar increase in general and administrative expenses as discussed above and the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.

                                                    Six months ended June 30
                                                    ------------------------
                                                        1995        1994
                                                        ----        ----
                  Oil and gas sales                   $158,447    $275,702
                  Oil and gas production expenses     $ 49,601    $ 64,304
                  Barrels produced                         214         375
                  Mcf produced                         119,302     150,596
                  Average price/Bbl                   $  17.21    $  16.55
                  Average price/Mcf                   $   1.30    $   1.79

               As shown in the table, oil and natural gas sales decreased 42.5% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease resulted primarily from the decrease in the volumes of natural gas sold and the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Volumes of oil and natural gas sold decreased 161 barrels and 31,294 Mcf, respectively, for the six months ended June 30, 1995 as
               compared  to  the  six months  ended  June  30,  1994.   The
               decrease in volumes of natural gas sold was primarily a result of (i) a change in the ownership interest for distribut-ing revenues of one of the Program's wells after such well reached payout subsequent to the six months ended June 30, 1994,
               (ii) gas balancing adjustments on another well during the six months ended June 30, 1995 in which the Program was produced in excess of reserves and (iii) the normal decline in production from diminished oil and natural gas reserves. Average natural gas prices decreased to $1.30 per Mcf for the six months ended June 30, 1995 from an average of $1.79 per Mcf for the six months ended June 30, 1994, while the average price of oil increased to $17.21 per barrel for the six months ended June 30, 1995 from an average of $16.55 per barrel for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,703 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 31.3% for the six months ended June 30, 1995 from 23.3% for the six months ended June 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $34,233 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily a result of the decrease in volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, this expense increased to 47.6% for the six months ended June 30, 1995 from 39.8% for the six months ended June 30, 1994.
               This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               General and administrative expenses increased $4,663 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase resulted primarily from an increase in the Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 25.1% for the six months ended June 30, 1995 from 12.6% for the six months ended June 30, 1994. This percentage increase was primarily a result of the dollar increase in general and administrative expenses as discussed above and the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                             PART II:  OTHER INFORMATION


          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP

                                        (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




          Date:  August 10, 1995   By:  /s/Dennis R. Neill
                                        ------------------------------
                                                (Signature)
                                         Dennis R. Neill
                                         Senior Vice President



          Date:  August 10, 1995   By:   /s/Patrick M. Hall
                                         ------------------------------
                                                (Signature)
                                         Patrick M. Hall
                                         Senior Vice President - Controller
                                         Principal Accounting Officer