Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1984-2
filed 1995-08-28
CIK 725262

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         March 31, 1995                                 0-13578



                    DYCO OIL AND GAS PROGRAM 1984-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



          Minnesota                               41-1479080
 (State or other jurisdiction           (I.R.S. Employer Identification
of incorporation or organization)                     Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)



                       (918) 583-1791
             ---------------------------------------------------
             (Registrant's telephone number, including area code)



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
                                        (Unaudited)

                                          ASSETS

                                                       March 31,  December 31,
                                                          1995        1994
                                                      ---------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 92,635      $ 32,766
             Accrued oil and gas sales, including
               $41,308 and $75,009 due from
               related parties (Note 2) . . . . . .      42,168        76,540
                                                       --------      --------
                Total current assets  . . . . . . .    $134,803      $109,306

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .     742,901       775,763

          DEFERRED CHARGE . . . . . . . . . . . . .      43,352        43,352
                                                       --------      --------
                                                       $921,056      $928,421
                                                        ========     ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  6,577      $  5,357
             Gas imbalance payable  . . . . . . . .       8,943         8,943
                                                       --------      --------
                Total current liabilities . . . . .    $ 15,520      $ 14,300

          ACCRUED LIABILITY . . . . . . . . . . . .      17,793        17,793

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               52 units . . . . . . . . . . . . . .       8,877         8,963
             Limited Partners, issued and outstanding,
               5,200 units  . . . . . . . . . . . .     878,866       887,365
                                                       --------      --------
                Total Partners' capital . . . . . .    $887,743      $896,328
                                                       --------      --------
                                                       $921,056      $928,421
                                                       ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                           1995         1994
                                                         --------    ---------

          REVENUES:
             Oil and gas sales, including
               $70,640 and $141,135 of sales
               to related parties (Note 2)  . . . .     $ 72,478     $147,016
             Interest . . . . . . . . . . . . . . .          668          502
                                                        --------     --------
                                                        $ 73,146     $147,518
                                                        --------     --------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .     $ 27,717     $ 38,090
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .       33,121       51,706
             General and administrative (Note 2)  .       20,893       19,607
                                                        --------     --------
                                                        $ 81,731     $109,403
                                                        --------     --------
          NET (LOSS) INCOME . . . . . . . . . . . .    ($  8,585)    $ 38,115
                                                        ========     ========
          GENERAL PARTNER (1%) - net (loss) income     ($     86)    $    381
                                                        ========     ========
          LIMITED PARTNERS (99%) - net (loss) income   ($  8,499)    $ 37,734
                                                        ========     ========
          NET (LOSS) INCOME PER UNIT  . . . . . . .    ($      2)    $      7
                                                        ========     ========
          UNITS OUTSTANDING . . . . . . . . . . . .        5,252        5,252
                                                        ========     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)


                                                          1995         1994
                                                        ---------   ----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income  . . . . . . . . . .     ($ 8,585)    $ 38,115
             Adjustments to reconcile net (loss) income
               to net cash provided by operating
               activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .       33,121       51,706
               Decrease (increase) in accrued oil and
                gas sales . . . . . . . . . . . . .       34,372    (   9,578)
               Increase in accounts payable . . . .        1,220        1,388
                                                         -------     --------

                Net cash provided by operating
                 activities                              $60,128     $ 81,631
                                                         -------     --------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .     ($   259)    $    -
                                                         -------     --------

                Net cash used by investing activities   ($   259)    $    -
                                                         -------     --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .      $   -      ($105,040)
                                                         -------     --------
                Net cash used by financing activities    $   -      ($105,040)
                                                         -------     --------

          NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS  . . . . . . . . . . . . .      $59,869    ($ 23,409)

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
             PERIOD                                       32,766       54,103
                                                         -------     --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $92,635     $ 30,694
                                                         =======     ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 1995
                                      (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 such expenses totaled $20,893 and $19,607, respectively, of which $14,118 and $14,118 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales totaled $70,640 and $141,135, respectively. At March 31, 1995 accrued oil and gas sales included $41,308 due from Premier.

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

          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                               Three Months ended March 31,
                                               ---------------------------
                                                     1995         1994
                                                     ----         ----
                  Oil and gas sales                $ 72,478     $147,016
                  Oil and gas production expenses  $ 27,717     $ 38,090
                  Barrels produced                      110           90
                  Mcf produced                       57,592       77,605
                  Average price/Bbl                $  16.71     $  13.96
                  Average price/Mcf                $   1.23     $   1.88

               As shown in the table, oil and natural gas sales decreased 50.7% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due to the decreases in the volumes and average price of natural gas sold, partially offset by increases in the volumes and average price of oil sold. Volumes of natural gas sold decreased 20,013 Mcf for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 while volumes of oil sold increased by 20 barrels for the similar periods of comparison. The decrease in volumes of natural gas sold was primarily a result of the normal decline in production from diminished natural gas reserves. Average natural gas prices decreased to $1.23 per Mcf for the three months ended March 31, 1995 from $1.88 per Mcf for the three months ended March 31, 1994, while average oil prices increased to $16.71 per barrel for the three months ended March 31, 1995 from $13.96 per barrel for the three months ended March 31, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) decreased $10,373 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily due to the decrease in the volumes of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 38.2% for the three months ended March 31, 1995 from 25.9% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $18,585 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This dollar decrease was primarily a result of the decrease in volumes of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, this expense increased to 45.7% for the three months ended March 31, 1995 from 35.2% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               General and administrative expenses increased slightly by $1,286 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 28.8% for the three months ended March 31, 1995 from 13.3% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

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


                                   DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                                   PARTNERSHIP

                                               (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner


     Date:  August 28, 1995        By:  /s/Dennis R. Neill

                                        ------------------------------
                                               (Signature)
                                        Dennis R. Neill
                                        Senior Vice President


     Date:  August 28, 1995        By:  /s/Patrick M. Hall

                                        ------------------------------
                                               (Signature)
                                        Patrick M. Hall
                                        Senior Vice President -
                                        Controller
                                        Principal Accounting Officer