Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1984-2
filed 1995-11-14
CIK 725262

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
      September 30, 1995                                0-13578


                    DYCO OIL AND GAS PROGRAM 1984-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                        41-1479080
(State or other jurisdiction         (I.R.S. Employer Identification
of incorporation or organization)               Number)



          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)



                          (918) 583-1791
             --------------------------------------------------
             (Registrant's telephone number, including area code)




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
                              (Unaudited)


                                ASSETS
                                          September 30, December 31,
                                              1995          1994
                                         -------------- ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 36,541      $ 32,766
   Accounts receivable - related party  .       4,830           -
   Accrued oil and gas sales, including
     $51,310 and $75,009 due from
     related parties (Note 2) . . . . . .      52,924        76,540
                                             --------      --------
      Total current assets  . . . . . . .    $ 94,295      $109,306

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     648,133       775,763

DEFERRED CHARGE . . . . . . . . . . . . .      43,352        43,352
                                             --------      --------
                                             $785,780      $928,421
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  4,242      $  5,357
   Gas imbalance payable  . . . . . . . .       8,943         8,943
                                             --------      --------
      Total current liabilities . . . . .    $ 13,185      $ 14,300

ACCRUED LIABILITY . . . . . . . . . . . .      17,793        17,793

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     52 units . . . . . . . . . . . . . .       7,548         8,963
   Limited Partners, issued and outstanding,
     5,200 units  . . . . . . . . . . . .     747,254       887,365
                                             --------      --------
      Total Partners' capital . . . . . .    $754,802      $896,328
                                             --------      --------
                                             $785,780      $928,421
                                             ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                             ----------   ----------

REVENUES:
   Oil and gas sales, including
     $104,254 and $106,682 of sales
     to related parties (Note 2)  . . . .     $106,984     $108,777
   Interest . . . . . . . . . . . . . . .        1,098          659
                                              --------     --------
                                              $108,082     $109,436
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 21,640     $ 23,971
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    51,982       32,441
   Provision to reduce the carrying value of
     oil and gas properties (Note 1)  . .       24,354          -
   General and administrative (Note 2)  .       15,527       16,088
                                              --------     --------
                                              $113,503     $ 72,500
                                              --------     --------

NET (LOSS) INCOME . . . . . . . . . . . .    ($  5,421)    $ 36,936
                                              ========     ========
GENERAL PARTNER (1%) - net (loss) income     ($     54)    $    369
                                              ========     ========
LIMITED PARTNERS (99%) - net (loss) income   ($  5,367)    $ 36,567
                                              ========     ========
NET (LOSS) INCOME PER UNIT  . . . . . . .    ($      1)    $      7
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        5,252        5,252
                                               =======     ========

                      The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                             ----------   ----------

REVENUES:
   Oil and gas sales, including
     $257,337 and $371,553 of sales
     to related parties (Note 2)  . . . .     $265,431     $384,479
   Interest . . . . . . . . . . . . . . .        2,743        1,635
                                              --------     --------
                                              $268,174     $386,114
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 71,241     $ 88,275
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .   127,436      142,128
   Provision to reduce carrying value of
     oil and gas properties (Note 1)  . .       24,354          -
   General and administrative (Note 2)  .       55,369       51,267
                                              --------     --------
                                              $278,400     $281,670
                                              --------     --------

NET (LOSS) INCOME . . . . . . . . . . . .    ($ 10,226)    $104,444
                                              ========     ========
GENERAL PARTNER (1%) - net (loss) income     ($    102)    $  1,044
                                              ========     ========
LIMITED PARTNERS (99%) - net (loss) income   ($ 10,124)    $103,400
                                              ========     ========
NET (LOSS) INCOME PER UNIT  . . . . . . .    ($      2)    $     20
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        5,252        5,252
                                              ========     ========

                      The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income  . . . . . . . . . .    ($ 10,226)    $104,444
   Adjustments to reconcile net (loss)
     income to net cash provided by
     operating activities:
     Depreciation, depletion, and amortiza-
      tion of oil and gas properties  . .      127,436      142,128
     Provision to reduce carrying value of
      oil and gas properties  . . . . . .       24,354          -
     Increase in accounts receivable -
      related party . . . . . . . . . . .    (   4,830)         -
     Decrease in accrued oil and gas sales      23,616       36,900
     Decrease in accounts payable . . . .    (   1,115)   (     235)
                                              --------     --------
      Net cash provided by operating
        activities                            $159,235     $283,237
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of oil and gas properties  .    ($ 28,990)    $    -
   Retirements of oil and gas properties         4,830        2,028
                                              --------     --------
      Net cash (used) provided by investing
        activities  . . . . . . . . . . .    ($ 24,160)    $  2,028
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($131,300)   ($210,080)
                                              --------     --------
      Net cash used by financing activities  ($131,300)   ($210,080)
                                              --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS     $  3,775     $ 75,185

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                       32,766       54,103
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 36,541     $129,288
                                              ========     ========

                      The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

   The balance sheet as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

   The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

   Oil and Gas Properties
   ----------------------

   Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At September 30, 1995 the unamortized cost of oil and gas properties exceeded the full cost ceiling by $24,354. This excess was charged to expense during the three and nine months ended September 30, 1995. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1995 and 1994 such expenses totaled $15,527 and $16,088, respectively, of which $14,118 and $14,118 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 such expenses totaled $55,369 and $51,267, respectively, of which $42,354 and $42,354 were paid to Dyco.

   Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The  Program  sells gas  at market  prices  to Premier  Gas Company
   ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales totaled $104,254 and $106,682, respectively. During the nine months ended September 30, 1995 and 1994 these sales totaled $257,337 and $371,553, respectively. At September 30, 1995 accrued oil and gas sales included $51,310 due from Premier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact. Over the last several years, the domestic energy industry and the Program have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

RESULTS OF OPERATIONS
----------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Three months ended September 30,
                                    --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $106,984       $108,777
        Oil and gas production
          expenses                    $ 21,640       $ 23,971
        Barrels produced                   156            127
        Mcf produced                    85,659         72,809
        Average price/Bbl             $  17.29       $  16.50
        Average price/Mcf             $   1.22       $   1.47

     As shown in the table, oil and natural gas sales decreased 1.6% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease resulted primarily from the decrease in the average price of natural gas sold, partially offset by the increase in volumes of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of oil and natural gas sold increased 29 barrels and 12,850 Mcf, respectively, for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The increase in volumes of oil and natural gas sold resulted primarily from the recompletion of one of the Program's wells which significantly improved the well's production capabilities during the three months ended September 30, 1995. Average natural gas prices decreased to $1.22 per Mcf for the three months ended September 30, 1995 from $1.47 per Mcf for the three months ended September 30, 1994, while the average price of oil sold increased to $17.29 per barrel for the three months ended September 30, 1995 from $16.50 per barrel for the three months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,331 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses decreased slightly to 20.2% for the three months ended September 30, 1995 from 22.0% for the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $19,541 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily a result of the increase in volumes of oil and natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 and the increase in the oil and gas properties subject to amortization as a result of recent recompletion activities on one of the Program's wells. As a percentage of oil and gas sales, this expense increased to 48.6% for the three months ended September 30, 1995 from 29.8% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     As a result of recent declines in natural gas prices, the Program has recognized a non-cash charge against earnings of $24,354 during the three months ended September 30, 1995. This valuation allowance for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No similar allowance was necessary during the three months ended September 30, 1994.

     General and administrative expenses decreased slightly by $561 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant at 14.5% for the three months ended September 30, 1995 compared to 14.8% for the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Nine months ended September 30,
                                     -------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales             $265,431       $384,479
        Oil and gas production
          expenses                    $ 71,241       $ 88,275
        Barrels produced                   370            502
        Mcf produced                   204,961        223,405
        Average price/Bbl             $  17.24       $  16.54
        Average price/Mcf             $   1.26       $   1.68

     As shown in the table, oil and natural gas sales decreased 31.0% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased 132 barrels and 18,444 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in volumes of natural gas sold was primarily a result of a change in the ownership interest for one of the Program's wells after the well reached payout subsequent to the nine months ended September 30, 1994. Average natural gas prices decreased to $1.26 per Mcf for the nine months ended September 30, 1995 from $1.68 per Mcf for the nine months ended September 30, 1994, while the average price of oil sold increased to $17.24 per barrel for the nine months ended September 30, 1995 from $16.54 per barrel for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,034 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily due to workover costs on one of the Program's wells during the nine months ended September 30, 1994 and the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 26.8% for the nine months ended September 30, 1995 from 23.0% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $14,692 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This dollar decrease was primarily a result of the decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense increased to 48.0% for the nine months ended September 30, 1995 from 37.0% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     As a result of recent declines in natural gas prices, the Program has recognized a non-cash charge against earnings of $24,354 during the nine months ended September 30, 1995. This valuation allowance for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No similar allowance was necessary during the nine months ended September 30, 1994.

     General and administrative expenses increased $4,102 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase resulted primarily from an increase in the Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 20.9% for the nine months ended September 30, 1995 from 13.3% for the nine months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the volumes and average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

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


                         DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  November 13, 1995      By:        /s/Dennis R. Neill
                                   ----------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   Senior Vice President



Date:  November 13, 1995      By:        /s/Patrick M. Hall
                                   ----------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Senior Vice President - Controller
                                   Principal Accounting Officer