Form 10-Q
period 1996-03-31
DYCO OIL & GAS PROGRAM 1984-2
filed 1996-05-10
CIK 725262

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
        March 31, 1996                                  0-13578


                    DYCO OIL AND GAS PROGRAM 1984-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



            Minnesota                        41-1479080
(State or other jurisdiction         (I.R.S. Employer Identification
of incorporation or organization)               Number)



          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)


                                ASSETS
                                             March 31,  December 31,
                                               1996         1995
                                            ----------- ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $ 34,911      $ 67,097
   Accrued oil and gas sales, including
     $66,414 due from related parties
     in 1995 (Note 2) . . . . . . . . . .      71,154        75,739
                                             --------      --------
      Total current assets  . . . . . . .    $106,065      $142,836

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .     518,370       542,563

DEFERRED CHARGE . . . . . . . . . . . . .      27,063        27,063
                                             --------      --------
                                             $651,498      $712,462
                                             ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  4,714      $  4,875
   Gas imbalance payable  . . . . . . . .       3,896         3,896
                                             --------      --------
      Total current liabilities . . . . .    $  8,610      $  8,771

ACCRUED LIABILITY . . . . . . . . . . . .      14,798        14,798

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     52 units . . . . . . . . . . . . . .       6,281         6,889
   Limited Partners, issued and outstanding,
     5,200 units  . . . . . . . . . . . .     621,809       682,004
                                             --------      --------
      Total Partners' capital . . . . . .    $628,090      $688,893
                                             --------      --------
                                             $651,498      $712,462
                                             ========      ========

                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                             ----------   ----------
REVENUES:
   Oil and gas sales, including
     $70,640 of sales to related
     parties in 1995 (Note 2) . . . . . .     $110,642     $ 72,478
   Interest . . . . . . . . . . . . . . .          809          668
                                              --------     --------
                                              $111,451     $ 73,146
                                              --------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .     $ 22,398     $ 27,717
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . . .       24,062       33,121
   Valuation allowance  . . . . . . . . .          -        122,684
   General and administrative (Note 2)  .       20,754       20,893
                                              --------     --------
                                              $ 67,214     $204,415
                                              --------     --------

NET INCOME (LOSS) . . . . . . . . . . . .     $ 44,237    ($131,269)
                                              ========     ========
GENERAL PARTNER (1%) - net income (loss)      $    442    ($  1,313)
                                              ========     ========
LIMITED PARTNERS (99%) - net income (loss)    $ 43,795    ($129,956)
                                              ========     ========
NET INCOME (LOSS) PER UNIT  . . . . . . .     $      8    ($     25)
                                              ========     ========
UNITS OUTSTANDING . . . . . . . . . . . .        5,252        5,252
                                               =======      =======

                  The accompanying condensed notes are an
               integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996         1995
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  . . . . . . . . . .     $ 44,237    ($131,269)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
     Depreciation, depletion, and amortization
      of oil and gas properties . . . . .       24,062       33,121
     Valuation allowance  . . . . . . . .          -        122,684
     Decrease in accrued oil and gas sales       4,585       34,372
     Increase (decrease) in accounts payable (     161)       1,220
                                              --------     --------
      Net cash provided by operating
       activities . . . . . . . . . . . .     $ 72,723     $ 60,128
                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of oil and gas properties  .     $    -      ($    259)
   Retirements of oil and gas properties           131          -
                                              --------     --------
      Net cash provided (used) by investing
        activities  . . . . . . . . . . .     $    131    ($    259)
                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .    ($105,040)    $    -
                                              --------     --------
      Net cash used by financing
       activities . . . . . . . . . . . .    ($105,040)    $    -
                                              --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .    ($ 32,186)    $ 59,869

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . . .       67,097       32,766
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . . .     $ 34,911     $ 92,635
                                              ========     ========

                  The accompanying condensed notes are an
               integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)

1. ACCOUNTING POLICIES
   -------------------

   The balance sheet as of March 31, 1996, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

   The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

   OIL AND GAS PROPERTIES
   ----------------------

   Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At March 31, 1995 the unamortized cost of oil and gas properties exceeded the full cost ceiling by $122,684. This excess was charged to expense during the three months ended March 31, 1995. No such valuation allowance was incurred during the three months ended March 31, 1996. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1996 and 1995 such expenses totaled $20,754 and $20,893, respectively, of which $14,118 and $14,118 were paid to Dyco.

   Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended March 31, 1995 these sales totaled $70,640. At December 31, 1995, accrued oil and gas sales included $66,414 due from Premier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

RESULTS OF OPERATIONS
- ----------------------

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                   --------------------------------
                                        1996           1995
                                        ----           ----
        Oil and gas sales             $110,642        $72,478
        Oil and gas production
        expenses                      $ 22,398        $27,717
        Barrels produced                   126            110
        Mcf produced                    58,912         57,592
        Average price/Bbl             $  17.99        $ 16.71
        Average price/Mcf             $   1.84        $  1.23

     As shown in the table, oil and natural gas sales increased 52.7% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to an increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural sold increased by 16 barrels and 1,320 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Average oil and natural gas prices increased to $17.99 per barrel and $1.84 per Mcf for the three months ended March 31, 1996 from $16.71 per barrel and $1.23 per Mcf for the three months ended March 31, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $5,319 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) a decrease in litigation expenses directly related to one well during the three months ending March 31, 1996 and (ii) a decrease in expenses related to special surveys and testing on the same well during the three months ending March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 20.2% for the three months ended March 31, 1996 from 38.2% for the three months ended March 31, 1995. This percentage decrease was primarily a result of the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $9,059 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily the result of an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 21.7% for the three months ended March 31, 1996 from 45.7% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward revision in the estimate of remaining reserves as discussed above and the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     As a result of declines in natural gas prices during the first quarter of 1995, the Program recognized a non-cash charge against earnings of $122,684 during the three months ended March 31, 1995. This valuation allowance for oil and gas properties was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the future net revenues from the oil and gas properties. No similar allowance was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 18.8% for the three months ended March 31, 1996 from 28.8% for the three months ended March 31, 1995. This percentage decrease was primarily the result of the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

                      PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 77FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  May 9, 1996       By:        /s/Dennis R. Neill
                              ---------------------------
                                   (Signature)
                              Dennis R. Neill
                              Senior Vice President



Date:  May 9, 1996       By:       /s/Patrick M. Hall
                              --------------------------
                                   (Signature)
                              Patrick M. Hall
                              Senior Vice President - Controller
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.