Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1984-2
filed 1996-08-06
CIK 725262

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended            Commission File Number
        June 30, 1996                      0-13578


                    DYCO OIL AND GAS PROGRAM 1984-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



           Minnesota                         41-1479080
    (State or other jurisdiction   (I.R.S. Employer Identification
      of incorporation or                      Number)
         organization)



     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $116,825      $ 67,097
  Accrued oil and gas sales, including
   $66,414 due from related parties
   in 1995 (Note 2)                        82,589        75,739
                                         --------      --------
     Total current assets                $199,414      $142,836

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                    489,594       542,563

DEFERRED CHARGE                            27,063        27,063
                                         --------      --------
                                         $716,071      $712,462
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  4,095      $  4,875
  Gas imbalance payable                     3,896         3,896
                                         --------      --------
     Total current liabilities           $  7,991      $  8,771

ACCRUED LIABILITY                          14,798        14,798

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 52 units                    6,933         6,889
  Limited Partners, issued and
   outstanding 5,200 units                686,349       682,004
                                         --------      --------
     Total Partners' capital             $693,282      $688,893
                                         --------      --------
                                         $716,071      $712,462
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------      -------

REVENUES:
  Oil and gas sales, including
   $82,443 of sales to related
   parties in 1995 (Note 2)              $132,882      $85,969
  Interest                                    491          977
                                         --------      -------
                                         $133,373      $86,946

COST AND EXPENSES:
  Oil and gas production                 $ 21,354      $21,884
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              28,776       42,333
  General and administrative (Note 2)      18,051       18,949
                                         --------      -------
                                         $ 68,181      $83,166
                                         --------      -------

NET INCOME                               $ 65,192      $ 3,780
                                         ========      =======
GENERAL PARTNER (1%) - net
  income                                 $    652      $    38
                                         ========      =======
LIMITED PARTNERS (99%) - net
  income                                 $ 64,540      $ 3,742
                                         ========      =======
NET INCOME PER UNIT                      $     12      $     1
                                         ========      =======
UNITS OUTSTANDING                           5,252        5,252
                                         ========      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $153,083 of sales to related
   parties in 1995 (Note 2)              $243,524     $158,447
  Interest                                  1,300        1,645
                                         --------     --------
                                         $244,824     $160,092

COST AND EXPENSES:
  Oil and gas production                 $ 43,752     $ 49,601
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              52,838       75,454
  General and administrative (Note 2)      38,805       39,842
                                         --------     --------
                                         $135,395     $164,897
                                         --------     --------

NET INCOME (LOSS)                        $109,429    ($  4,805)
                                         ========     ========
GENERAL PARTNER (1%) - net
  income (loss)                          $  1,094    ($     48)
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income (loss)                          $108,335    ($  4,757)
                                         ========     ========
NET INCOME (LOSS) PER UNIT               $     21    ($      1)
                                         ========     ========
UNITS OUTSTANDING                           5,252        5,252
                                         ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $109,429     ($ 4,805)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            52,838       75,454
   (Increase) decrease in accrued oil
     and gas sales                      (   6,850)      22,188
   Increase (decrease) in accounts
     payable                            (     780)         138
                                         --------      -------
   Net cash provided by operating
     activities                          $154,637      $92,975
                                         --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties    $    -       ($28,990)
  Retirements of oil and gas
   properties                                 131          -
                                         --------      -------
   Net cash provided (used) by
    investing activities                 $    131     ($28,990)
                                         --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($105,040)     $   -
                                         --------      -------
   Net cash used by financing
     activities                         ($105,040)     $   -
                                         --------      -------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $ 49,728      $63,985

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      67,097       32,766
                                         --------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $116,825      $96,751
                                         ========      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program") without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At June 30, 1995 the unamortized cost of oil and gas properties exceeded the full cost ceiling by $122,684. This excess was charged to expense during the six months ended June 30, 1995. No such valuation allowance was incurred during the six months ended June 30, 1996. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 such expenses totaled $18,051 and $18,949, respectively, of which $14,118 and $14,118 were paid to Dyco. During the six months ended June 30, 1996 and 1995 such expenses totaled $38,805 and $39,842, respectively, of which $28,236 and $28,236 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended June 30, 1995 these sales totaled $82,443. During the six months ended June 30, 1995 these sales totaled $153,083. At December 31, 1995, accrued oil and gas sales included $66,414 due from Premier.

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

RESULTS OF OPERATIONS
- ----------------------

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         -------
      Oil and gas sales                 $132,882         $85,969
      Oil and gas production expenses   $ 21,354         $21,884
      Barrels produced                       111             104
      Mcf produced                        64,559          61,710
      Average price/Bbl                 $  20.62         $ 17.73
      Average price/Mcf                 $   2.02         $  1.36

     As shown in the table, oil and natural gas sales increased $46,913 (54.6%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $40,729 was related to the increase in the average price of natural gas sold and $5,755 was related to the increase in the volumes of natural gas sold. Volumes of oil and natural sold increased 7 barrels and 2,849 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $20.62 per barrel and $2.02 per Mcf, respectively, for the three months ended June 30, 1996 from $17.73 per barrel and $1.36 per Mcf, respectively, for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 16.1% for the three months ended June 30, 1996 from 25.5% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $13,557 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily the result of an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 21.7% for the three months ended June 30, 1996 from 49.2% for the three months ended June 30, 1995. This percentage decrease was primarily due to the upward revision in the remaining natural gas reserves as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $898 during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 13.6% for the three months ended June 30, 1996 from 22.0% for the three months ended June 30, 1995. This percentage decrease was primarily the result of the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $243,524        $158,447
      Oil and gas production expenses   $ 43,752        $ 49,601
      Barrels produced                       237             214
      Mcf produced                       123,471         119,302
      Average price/Bbl                 $  19.22        $  17.21
      Average price/Mcf                 $   1.94        $   1.30

     As shown in the table, oil and natural gas sales increased $85,077 (53.7%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $76,353 was related to the increase in the average price of natural gas sold and $8,088 was related to the increase in the volumes of natural gas sold. Volumes of oil and natural sold increased 23 barrels and 4,169 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $19.22 per barrel and $1.94 per Mcf, respectively, for the six months ended June 30, 1996 from $17.21 per barrel and $1.30 per Mcf, respectively, for the six months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,849 for the six months ended June 30, 1996 as compared to the six months ended

     June 30, 1995. This decrease resulted primarily from (i) a decrease in compression expenses on one well during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 and (ii) a decrease in ad valorem taxes on one well during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 18.0% for the six months ended June 30, 1996 as compared 31.3% for the six months ended June 30, 1995. This percentage decrease was primarily due to the decrease in compression expenses and ad valorem taxes mentioned above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $22,616 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily the result of an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 21.7% for the six months ended June 30, 1996 from 47.6% for the six months ended June 30, 1995. This percentage decrease was primarily due to the upward revision in the remaining natural gas reserves as discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses decreased $1,037 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This dollar decrease was primarily due to a decrease in printing and postage expenses during the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 15.9% for the six months ended June 30, 1996 from 25.1% for the six months ended June 30, 1995. This percentage decrease was primarily the result of the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 6, 1996    By:        /s/Dennis R. Neill
                            -----------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 6, 1996    By:        /s/Drew S. Phillips
                            -----------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.