Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1984-2
filed 1996-10-31
CIK 725262

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended            Commission File Number
       September 30, 1996                  0-13578


                    DYCO OIL AND GAS PROGRAM 1984-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



           Minnesota                         41-1479080
    (State or other jurisdiction   (I.R.S. Employer Identification
      of incorporation or                      Number)
         organization)



     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
     ------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)



                            (918) 583-1791
           ----------------------------------------------------
           (Registrant's telephone number, including area code)




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
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 20,559      $ 67,097
  Accrued oil and gas sales, including
   $66,414 due from related parties
   in 1995 (Note 2)                         66,875        75,739
                                          --------      --------
     Total current assets                 $ 87,434      $142,836

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     467,216       542,563

DEFERRED CHARGE                             27,063        27,063
                                          --------      --------
                                          $581,713      $712,462
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  4,976      $  4,875
  Gas imbalance payable                      3,896         3,896
                                          --------      --------
     Total current liabilities            $  8,872      $  8,771

ACCRUED LIABILITY                           14,798        14,798

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 52 units                     5,581         6,889
  Limited Partners, issued and
   outstanding, 5,200 units                552,462       682,004
                                          --------      --------
     Total Partners' capital              $558,043      $688,893
                                          --------      --------
                                          $581,713      $712,462
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $104,254 of sales to related
   parties in 1995 (Note 2)               $91,354     $106,984
  Interest                                  1,413        1,098
                                          -------     --------
                                          $92,767     $108,082

COST AND EXPENSES:
  Oil and gas production                  $35,098     $ 21,640
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              19,463       51,982
  Impairment provision (Note 1)               -         57,945
  General and administrative (Note 2)      15,885       15,527
                                          -------     --------
                                          $70,446     $147,094
                                          -------     --------

NET INCOME (LOSS)                         $22,321    ($ 39,012)
                                          =======     ========
GENERAL PARTNER (1%) - net
  income (loss)                           $   223    ($    390)
                                          =======     ========
LIMITED PARTNERS (99%) - net
  income (loss)                           $22,098    ($ 38,622)
                                          =======     ========
NET INCOME (LOSS) PER UNIT                $  4.25    ($   7.43)
                                          =======     ========
UNITS OUTSTANDING                           5,252        5,252
                                          =======     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                         --------     --------

REVENUES:
  Oil and gas sales, including
   $257,337 of sales to related
   parties in 1995 (Note 2)              $334,878     $265,431
  Interest                                  2,713        2,743
                                         --------     --------
                                         $337,591     $268,174

COST AND EXPENSES:
  Oil and gas production                 $ 78,850     $ 71,241
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              72,301      127,436
  Impairment provision (Note 1)               -        180,629
  General and administrative (Note 2)      54,690       55,369
                                         --------     --------
                                         $205,841     $434,675
                                         --------     --------

NET INCOME (LOSS)                        $131,750    ($166,501)
                                         ========     ========
GENERAL PARTNER (1%) - net
  income (loss)                          $  1,318    ($  1,665)
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income (loss)                          $130,432    ($164,836)
                                         ========     ========
NET INCOME (LOSS) PER UNIT               $  25.09    ($  31.70)
                                         ========     ========
UNITS OUTSTANDING                           5,252        5,252
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $131,750    ($166,501)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            72,301      127,436
   Impairment provision                       -        180,629
   Increase in accounts receivable -
     related party                            -      (   4,830)
   Decrease in accrued oil and gas
     sales                                  8,864       23,616
   Increase (decrease) in accounts
     payable                                  101    (   1,115)
                                         --------     --------
   Net cash provided by operating
     activities                          $213,016     $159,235
                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties   ($    286)   ($ 28,990)
  Retirements of oil and gas
   properties                               3,332        4,830
                                         --------     --------
   Net cash provided (used) by
    investing activities                 $  3,046    ($ 24,160)
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($262,600)   ($131,300)
                                         --------     --------
   Net cash used by financing
     activities                         ($262,600)   ($131,300)
                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      ($ 46,538)    $  3,775

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      67,097       32,766
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 20,559     $ 36,541
                                         ========     ========


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. At September 30, 1995 the unamortized cost of oil and gas properties exceeded the full cost ceiling by $180,629. $122,684 of this excess was charged to expense during the three months ended March 31, 1995 and $57,945 was charged to expense during the three months ended September 30, 1995. No such impairment provision was incurred during the three or nine months ended September 30, 1996. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 such expenses totaled $15,885 and $15,527, respectively, of which $14,118 and $14,118 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 such expenses totaled $54,690 and $55,369, respectively, of which $42,354 and $42,354 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended September 30, 1995 these sales totaled $104,254. During the nine months ended September 30, 1995 these sales totaled $257,337. At December 31, 1995, accrued gas sales included $66,414 due from Premier.

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

RESULTS OF OPERATIONS
----------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                         -------        --------
      Oil and gas sales                  $91,354        $106,984
      Oil and gas production expenses    $35,098        $ 21,640
      Barrels produced                        48             156
      Mcf produced                        47,231          85,659
      Average price/Bbl                  $ 22.08        $  17.29
      Average price/Mcf                  $  1.91        $   1.22

     As shown in the table above, oil and gas sales decreased $15,630 (14.6%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this decrease, $75,782 was related to the decrease in the volumes of oil and natural gas sold, partially offset by a $59,105 increase related to the increase in the average price of natural gas sold. Volumes of oil and natural gas sold decreased by 108 barrels and 38,428 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in volumes of oil sold resulted primarily from the normal declines in production due to diminished oil reserves on one well during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of natural gas sold was primarily due to the normal declines in production due to diminished natural gas reserves on several wells during the three months ended
     September  30,  1996  as  compared  to  the  three  months  ended

     September 30, 1995. Average oil and natural gas prices increased to $22.08 per barrel and $1.91 per Mcf, respectively, for the three months ended September 30, 1996 from $17.29 per barrel and $1.22 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,458 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from workover expenses incurred during the three months ended September 30, 1996 on one well in order to improve the recovery of reserves, partially offset by the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 38.4% for the three months ended September 30, 1996 from 20.2% for the three months ended September 30, 1995. This percentage increase was primarily a result of the increase in the workover expenses discussed above, partially offset by the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $32,519 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 21.3% for the three months ended September 30, 1996 from 48.6% for the three months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     As a result of declines in natural gas prices during the three months ended September 30, 1995, the Program recognized a non-cash charge against earnings of $57,945 during the three months ended September 30, 1995. This impairment provision for oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from the oil and gas properties. No similar charge was necessary during the three months ended September 30, 1996.

     General and administrative expenses increased $358 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 17.4% for the three months ended September 30, 1996 from 14.5% for the three months ended September 30, 1995. This percentage increase resulted primarily from the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $334,878        $265,431
      Oil and gas production expenses   $ 78,850        $ 71,241
      Barrels produced                       285             370
      Mcf produced                       170,702         204,961
      Average price/Bbl                 $  19.71        $  17.24
      Average price/Mcf                 $   1.93        $   1.26

     As shown in the table above, oil and gas sales increased $69,447 (26.2%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $137,324 was related to the increase in the average price of natural gas sold, partially offset by a $66,120 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 85 barrels and 34,259 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in volumes of oil sold resulted primarily from the normal declines in production due to diminished oil reserves on one well during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold was primarily due to
     (i) the normal declines in production due to diminished natural gas reserves on several wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 and (ii) negative prior period adjustments made by the purchaser related to one well due to the sale of the property during the nine months ended September 30, 1996. Average oil and natural gas prices increased to $19.71 per barrel and $1.93 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.24 per barrel and $1.26 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,609 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from an increase in severance taxes resulting from the increase in the average price of natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 23.5% for the nine months ended September 30, 1996 from 26.8% for the nine months ended September 30, 1995. This percentage decrease was primarily a result of the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $55,135 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily the result of (i) the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 and (ii) an upward revision in the estimate of the Program's remaining natural gas reserves at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 21.6% for the nine months ended September 30, 1996 from 48.0% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the upward reserve revisions discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     As a result of declines in natural gas prices during the nine months ended September 30, 1995, the Program recognized a non-cash charge against earnings of $180,629 during the nine months ended September 30, 1995. This impairment provision for oil and gas properties at September 30, 1995 was necessary due to the unamortized costs of oil and gas properties exceeding the present value of the estimated future net revenues from the oil and gas properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 16.3% for the nine months ended September 30, 1996 from 20.9% for the nine months ended September 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     On  October 1, 1996,  Drew Phillips  resigned as  Chief Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  October 31, 1996       By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  October 31, 1996       By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.