Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1984-2
filed 1997-08-06
CIK 725262

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended            Commission File Number
         June 30, 1997                     0-13578


                    DYCO OIL AND GAS PROGRAM 1984-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



             Minnesota                       41-1479080
    (State or other jurisdiction   (I.R.S. Employer Identification
      of incorporation or                      Number)
         organization)



     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1997          1996
                                        ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 97,488      $ 48,768
  Accrued oil and gas sales                 54,853        88,047
                                          --------      --------
     Total current assets                 $152,341      $136,815

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     455,114       494,608

DEFERRED CHARGE                             30,457        30,457
                                          --------      --------
                                          $637,912      $661,880
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  4,018      $  5,971
  Gas imbalance payable                      6,143         6,143
                                          --------      --------
     Total current liabilities            $ 10,161      $ 12,114

ACCRUED LIABILITY                           12,699        12,699

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 52 units                     6,151         6,371
  Limited Partners, issued and
   outstanding, 5,200 units                608,901       630,696
                                          --------      --------
     Total Partners' capital              $615,052      $637,067
                                          --------      --------
                                          $637,912      $661,880
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                       $85,446     $132,882
  Interest                                    587          491
                                          -------     --------
                                          $86,033     $133,373

COST AND EXPENSES:
  Oil and gas production                  $16,650     $ 21,354
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               9,410       28,776
  General and administrative (Note 2)      16,614       18,051
                                          -------     --------
                                          $42,674     $ 68,181
                                          -------     --------

NET INCOME                                $43,359     $ 65,192
                                          =======     ========
GENERAL PARTNER (1%) - net
  income                                  $   434     $    652
                                          =======     ========
LIMITED PARTNERS (99%) - net
  income                                  $42,925     $ 64,540
                                          =======     ========
NET INCOME PER UNIT                       $  8.26     $  12.41
                                          =======     ========
UNITS OUTSTANDING                           5,252        5,252
                                          =======     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $198,072     $243,524
  Interest                                  1,201        1,300
                                         --------     --------
                                         $199,273     $244,824

COST AND EXPENSES:
  Oil and gas production                 $ 40,888     $ 43,752
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              34,619       52,838
  General and administrative (Note 2)      40,741       38,805
                                         --------     --------
                                         $116,248     $135,395
                                         --------     --------

NET INCOME                               $ 83,025     $109,429
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $    830     $  1,094
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $ 82,195     $108,335
                                         ========     ========
NET INCOME PER UNIT                      $  15.81     $  20.84
                                         ========     ========
UNITS OUTSTANDING                           5,252        5,252
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 83,025     $109,429
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            34,619       52,838
   Decrease (increase) in accrued oil
     and gas sales                         33,194    (   6,850)
   Decrease in accounts payable         (   1,953)   (     780)
                                         --------     --------
   Net cash provided by operating
     activities                          $148,885     $154,637
                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $  4,875     $    131
                                         --------     --------
   Net cash provided by investing
    activities                           $  4,875     $    131
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($105,040)   ($105,040)
                                         --------     --------
   Net cash used by financing
     activities                         ($105,040)   ($105,040)
                                         --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                            $ 48,720     $ 49,728

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      48,768       67,097
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 97,488     $116,825
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 such expenses totaled $16,614 and $18,051, respectively, of which $14,118 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 such expenses totaled $40,741 and $38,805, respectively, of which $28,236 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.
                                       Three months ended June 30,
                                       ---------------------------
                                           1997           1996
                                         -------        --------
      Oil and gas sales                  $85,446        $132,882
      Oil and gas production expenses    $16,650        $ 21,354
      Barrels produced                        72             111
      Mcf produced                        43,788          64,559
      Average price/Bbl                  $ 18.78        $  20.62
      Average price/Mcf                  $  1.92        $   2.02

     As shown in the table above, total oil and gas sales decreased $47,436 (35.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $42,000 and $4,000, respectively, were related to decreases in volumes and the average price of gas sold. Volumes of oil and gas sold decreased 39 barrels and 20,771 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on two wells. Average oil and gas prices decreased to $18.78 per barrel and $1.92 per Mcf, respectively, for the three months ended June 30, 1997 from $20.62 per barrel and $2.02 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,704 (22.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from decreases in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 19.5% for the three months ended June 30, 1997 from 16.1% for the three months ended June 30, 1996. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $19,366 (67.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and
     (ii) upward revisions of previous oil and gas reserve estimates at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 11.0% for the three months ended June 30, 1997 from 21.7% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above, partially offset by the decreases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses decreased $1,437 (8.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 19.4% for the three months ended June 30, 1997 from 13.6% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six months ended June 30,
                                       -------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $198,072        $243,524
      Oil and gas production expenses   $ 40,888        $ 43,752
      Barrels produced                       148             237
      Mcf produced                        85,689         123,471
      Average price/Bbl                 $  20.34        $  19.22
      Average price/Mcf                 $   2.28        $   1.94

     As shown in the table above, total oil and gas sales decreased $45,452 (18.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $73,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $29,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 89 barrels and 37,782 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on two wells. Average oil and gas prices increased to $20.34 per barrel and $2.28 per Mcf, respectively, for the six months ended June 30, 1997 from $19.22 per barrel and $1.94 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,864 (6.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales discussed above, partially offset by an increase in general repair and maintenance expenses incurred on one well during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense increased to 20.6% for the six months ended June 30, 1997 from 18.0% for the six months ended June 30, 1996. This percentage increase was primarily due to the increase in general repair and maintenance expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $18,219 (34.5%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 17.5% for the six months ended June 30, 1997 from 21.7% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     General and administrative expenses increased $1,936 (5.0%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in both professional fees and miscellaneous expenses during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 20.6% for the six months ended June 30, 1997 from 15.9% for the six months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 6, 1997        By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 6, 1997        By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.