Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1984-2
filed 1997-11-03
CIK 725262

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended            Commission File Number
       September 30, 1997                   0-13578


                    DYCO OIL AND GAS PROGRAM 1984-2
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



             Minnesota                       41-1479080
    (State or other jurisdiction   (I.R.S. Employer Identification
      of incorporation or                      Number)
         organization)



     Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS

                                      September 30,   December 31,
                                          1997           1996
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 41,826      $ 48,768
  Accrued oil and gas sales                 58,515        88,047
                                          --------      --------
     Total current assets                 $100,341      $136,815

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     444,658       494,608

DEFERRED CHARGE                             30,457        30,457
                                          --------      --------
                                          $575,456      $661,880
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  4,131      $  5,971
  Gas imbalance payable                      6,143         6,143
                                          --------      --------
     Total current liabilities            $ 10,274      $ 12,114

ACCRUED LIABILITY                           12,699        12,699

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 52 units                     5,525         6,371
  Limited Partners, issued and
   outstanding, 5,200 units                546,958       630,696
                                          --------      --------
     Total Partners' capital              $552,483      $637,067
                                          --------      --------
                                          $575,456      $661,880
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                       $89,042      $91,354
  Interest                                  1,306        1,413
                                          -------      -------
                                          $90,348      $92,767

COST AND EXPENSES:
  Oil and gas production                  $20,890      $35,098
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              10,457       19,463
  General and administrative (Note 2)      16,530       15,885
                                          -------      -------
                                          $47,877      $70,446
                                          -------      -------

NET INCOME                                $42,471      $22,321
                                          =======      =======
GENERAL PARTNER (1%) - net
  income                                  $   425      $   223
                                          =======      =======
LIMITED PARTNERS (99%) - net
  income                                  $42,046      $22,098
                                          =======      =======
NET INCOME PER UNIT                       $  8.09      $  4.25
                                          =======      =======
UNITS OUTSTANDING                           5,252        5,252
                                          =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997         1996
                                         --------     --------

REVENUES:
  Oil and gas sales                      $287,114     $334,878
  Interest                                  2,507        2,713
                                         --------     --------
                                         $289,621     $337,591

COST AND EXPENSES:
  Oil and gas production                 $ 61,778     $ 78,850
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              45,076       72,301
  General and administrative (Note 2)      57,271       54,690
                                         --------     --------
                                         $164,125     $205,841
                                         --------     --------

NET INCOME                               $125,496     $131,750
                                         ========     ========
GENERAL PARTNER (1%) - net
  income                                 $  1,255     $  1,318
                                         ========     ========
LIMITED PARTNERS (99%) - net
  income                                 $124,241     $130,432
                                         ========     ========
NET INCOME PER UNIT                      $  23.89     $  25.09
                                         ========     ========
UNITS OUTSTANDING                           5,252        5,252
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997         1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $125,496     $131,750
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            45,076       72,301
   Decrease in accrued oil and
     gas sales                             29,532        8,864
   Increase (decrease) in accounts
     payable                            (   1,840)         101
                                         --------     --------
   Net cash provided by operating
     activities                          $198,264     $213,016
                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                        $  4,874     $  3,332
  Additions to oil and gas properties         -      (     286)
                                         --------     --------
   Net cash provided by investing
    activities                           $  4,874     $  3,046
                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                    ($210,080)   ($262,600)
                                         --------     --------
   Net cash used by financing
     activities                         ($210,080)   ($262,600)
                                         --------     --------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                           ($  6,942)   ($ 46,538)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      48,768       67,097
                                         --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 41,826     $ 20,559
                                         ========     ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 such expenses totaled $16,530 and $15,885, respectively, of which $14,118 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 such expenses totaled $57,271 and $54,690, respectively, of which $42,354 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                           1997           1996
                                         -------         -------
      Oil and gas sales                  $89,042         $91,354
      Oil and gas production expenses    $20,890         $35,098
      Barrels produced                        67              48
      Mcf produced                        41,441          47,231
      Average price/Bbl                  $ 17.90         $ 22.08
      Average price/Mcf                  $  2.12         $  1.91

     As shown in the table above, total oil and gas sales decreased $2,312 (2.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $11,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $9,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 19 barrels while volumes of gas sold decreased 5,790 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the operator on one well during the three months ended September 30, 1996. Average oil prices decreased to $17.90 per barrel for the three months ended September 30, 1997 from $22.08 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.12 per Mcf for the three months ended September 30, 1997 from $1.91 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,208 (40.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) a decrease in volumes of gas sold for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) workover expenses incurred on one well during the three months ended September 30, 1996 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 23.5% for the three months ended September 30, 1997 from 38.4% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $9,006 (46.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 11.7% for the three months ended September 30, 1997 from 21.3% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 18.6% for the three months ended September 30, 1997 from 17.4% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.


     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $287,114        $334,878
      Oil and gas production expenses   $ 61,778        $ 78,850
      Barrels produced                       215             285
      Mcf produced                       127,130         170,702
      Average price/Bbl                 $  19.58        $  19.71
      Average price/Mcf                 $   2.23        $   1.93

     As shown in the table above, total oil and gas sales decreased $47,764 (14.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $84,000 was related to a decrease in volumes of gas sold, which amount was partially offset by an increase of approximately $38,000 related to the increase in the average price of gas sold. Volumes of oil and gas sold decreased 70 barrels and 43,572 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) the normal decline in production due to diminished oil reserves on one well and (ii) positive prior period volume adjustments made by the purchaser on another well during the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from the normal decline in production due to diminished gas reserves on one well. Average oil prices decreased to $19.58 per barrel for the nine months ended September 30, 1997 from $19.71 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.23 per Mcf for the nine months ended September 30, 1997 from $1.93 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,072 (21.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 21.5% for the nine months ended September 30, 1997 from 23.5% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $27,225 (37.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 15.7% for the nine months ended September 30, 1997 from 21.6% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 19.9% for the nine months ended September 30, 1997 from 16.3% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 3, 1997      By:        /s/Dennis R. Neill
                                 -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 3, 1997      By:        /s/Patrick M. Hall
                                 -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.