Form 10-Q
period 1998-06-30
DYCO OIL & GAS PROGRAM 1984-2
filed 1998-08-04
CIK 725262

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1998                                  0-13578



                       DYCO OIL AND GAS PROGRAM 1984-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1479080
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 86,277          $108,931
   Accrued oil and gas sales                      46,891            64,754
                                                --------          --------
      Total current assets                      $133,168          $173,685

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                          389,652           426,804

DEFERRED CHARGE                                   24,362            24,362
                                                --------          --------
                                                $547,182          $624,851
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  3,573          $  4,116
   Gas imbalance payable                           3,519             3,519
                                                --------          --------
      Total current liabilities                 $  7,092          $  7,635

ACCRUED LIABILITY                               $  6,918          $  6,918

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 52 units                     $  5,332          $  6,103
   Limited Partners, issued and
      outstanding, 5,200 units                   527,840           604,195
                                                --------          --------
      Total Partners' capital                   $533,172          $610,298
                                                --------          --------
                                                $547,182          $624,851
                                                ========          ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $68,404            $85,446
   Interest                                         683                587
                                                -------            -------
                                                $69,087            $86,033

COST AND EXPENSES:
   Oil and gas production                       $18,879            $16,650
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 14,348              9,410
   General and administrative
      (Note 2)                                   15,013             16,614
                                                -------            -------
                                                $48,240            $42,674
                                                -------            -------

NET INCOME                                      $20,847            $43,359
                                                =======            =======
GENERAL PARTNER (1%) - net income               $   209            $   434
                                                =======            =======
LIMITED PARTNERS (99%) - net income             $20,638            $42,925
                                                =======            =======
NET INCOME PER UNIT                             $  3.96            $  8.26
                                                =======            =======
UNITS OUTSTANDING                                 5,252              5,252
                                                =======            =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               --------           --------

REVENUES:
   Oil and gas sales                           $152,660           $198,072
   Interest                                       2,139              1,201
                                               --------           --------
                                               $154,799           $199,273

COST AND EXPENSES:
   Oil and gas production                      $ 34,304           $ 40,888
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 28,561             34,619
   General and administrative
      (Note 2)                                   37,760             40,741
                                               --------           --------
                                               $100,625           $116,248
                                               --------           --------

NET INCOME                                     $ 54,174           $ 83,025
                                               ========           ========
GENERAL PARTNER (1%) - net income              $    542           $    830
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $ 53,632           $ 82,195
                                               ========           ========
NET INCOME PER UNIT                            $  10.31           $  15.81
                                               ========           ========
UNITS OUTSTANDING                                 5,252              5,252
                                               ========           ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 54,174          $ 83,025
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                28,561            34,619
      Decrease in accrued oil and
        gas sales                                 17,863            33,194
      Decrease in accounts payable             (     543)        (   1,953)
                                                --------          --------
      Net cash provided by operating
        activities                              $100,055          $148,885
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  8,591          $  4,875
                                                --------          --------
   Net cash provided by investing
      activities                                $  8,591          $  4,875
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($131,300)        ($105,040)
                                                --------          --------
   Net cash used by financing
      activities                               ($131,300)        ($105,040)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 22,654)         $ 48,720

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           108,931            48,768
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 86,277          $ 97,488
                                                ========          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $15,013 and $16,614, respectively, of which $14,118 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $37,760 and $40,741, respectively, of which $28,236 was paid each period to Dyco and its affiliates.

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

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult.
      Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1998             1997
                                                  -------          -------
      Oil and gas sales                           $68,404          $85,446
      Oil and gas production expenses             $18,879          $16,650
      Barrels produced                                 58               72
      Mcf produced                                 33,319           43,788
      Average price/Bbl                           $ 13.19          $ 18.78
      Average price/Mcf                           $  2.03          $  1.92

      As shown in the table above, total oil and gas sales decreased $17,042 (19.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $20,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $3,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased by 14 barrels and 10,469 Mcf respectively for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment during the three months ended June 30, 1997 and (ii) the sale of one well during 1997. Average oil prices decreased to $13.19 per barrel for the three months ended June 30, 1998 from $18.78 per barrel for the three months ended June 30, 1997, while the average price of gas sold increased to $2.03 per

      Mcf for the three months ended June 30, 1998 from $1.92 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,229 (13.4%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from legal expenses incurred on one well during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 27.6% for the three months ended June 30, 1998 from 19.5% for the three months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,938 (52.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 30, 1997 as compared to March 31, 1997. As a percentage of oil and gas sales, this expense increased to 21.0% for the three months ended June 30, 1998 from 11.0% for the three months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $1,601 (9.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 21.9% for the three months ended June 30, 1998 from 19.4% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   1998              1997
                                                 --------          --------
      Oil and gas sales                          $152,660          $198,072
      Oil and gas production expenses            $ 34,304          $ 40,888
      Barrels produced                                101               148
      Mcf produced                                 74,451            85,689
      Average price/Bbl                          $  13.52          $  20.34
      Average price/Mcf                          $   2.03          $   2.28

      As shown in the table above, total oil and gas sales decreased $45,412 (22.9%) for the six months ended June 30,

      1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $1,000 and $25,000, respectively, were related to decreases in volumes of oil and gas sold, while approximately $1,000 and $18,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 47 barrels and 11,238 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of gas sold resulted primarily from (i) a positive prior period volume adjustment by the purchaser on one well during the six months ended June 30, 1997, (ii) the sale of one well during 1997, and (iii) normal declines in production due to diminishing reserves. Average oil and gas prices decreased to
      $13.52 per barrel and $2.03 per Mcf, respectively, for the six months ended June 30, 1998 from $20.34 per barrel and $2.28 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,584 (16.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the six months June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 22.5% for the six months ended June 30, 1998 from 20.6% for the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,058 (17.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decrease in the volumes of oil and gas sold during the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses remained relatively constant at 18.7% for the six months ended June 30, 1998 and 17.5% for the six months ended June 30, 1997.

      General and administrative expenses decreased $2,981 (7.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 24.7% for the six months ended June 30, 1998 from 20.6% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 4, 1998        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 4, 1998        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.