Form 10-Q
period 1998-09-30
DYCO OIL & GAS PROGRAM 1984-2
filed 1998-10-30
CIK 725262

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 1998                               0-13578



                       DYCO OIL AND GAS PROGRAM 1984-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                          41-1479080
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                        Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 32,607         $108,931
   Accrued oil and gas sales                       35,903           64,754
                                                 --------         --------
      Total current assets                       $ 68,510         $173,685

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           368,455          426,804

DEFERRED CHARGE                                    24,362           24,362
                                                 --------         --------
                                                 $461,327         $624,851
                                                 ========         ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,613         $  4,116
   Gas imbalance payable                            3,519            3,519
                                                 --------         --------
      Total current liabilities                  $  8,132         $  7,635

ACCRUED LIABILITY                                $  6,918         $  6,918

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 52 units                      $  4,463         $  6,103
   Limited Partners, issued and
      outstanding, 5,200 units                    441,814          604,195
                                                 --------         --------
      Total Partners' capital                    $446,277         $610,298
                                                 --------         --------
                                                 $461,327         $624,851
                                                 ========         ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $80,307            $89,042
   Interest                                       1,231              1,306
                                                -------            -------
                                                $81,538            $90,348

COSTS AND EXPENSES:
   Oil and gas production                       $22,779            $20,890
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 25,023             10,457
   General and administrative
      (Note 2)                                   15,591             16,530
                                                -------            -------
                                                $63,393            $47,877
                                                -------            -------

NET INCOME                                      $18,145            $42,471
                                                =======            =======
GENERAL PARTNER (1%) - net income               $   181            $   425
                                                =======            =======
LIMITED PARTNERS (99%) - net income             $17,964            $42,046
                                                =======            =======
NET INCOME PER UNIT                             $  3.46            $  8.09
                                                =======            =======
UNITS OUTSTANDING                                 5,252              5,252
                                                =======            =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               --------           --------

REVENUES:
   Oil and gas sales                           $232,967           $287,114
   Interest                                       3,370              2,507
                                               --------           --------
                                               $236,337           $289,621

COSTS AND EXPENSES:
   Oil and gas production                      $ 57,083           $ 61,778
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 53,584             45,076
   General and administrative
      (Note 2)                                   53,351             57,271
                                               --------           --------
                                               $164,018           $164,125
                                               --------           --------

NET INCOME                                     $ 72,319           $125,496
                                               ========           ========
GENERAL PARTNER (1%) - net income              $    723           $  1,255
                                               ========           ========
LIMITED PARTNERS (99%) - net income            $ 71,596           $124,241
                                               ========           ========
NET INCOME PER UNIT                            $  13.77           $  23.89
                                               ========           ========
UNITS OUTSTANDING                                 5,252              5,252
                                               ========           ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 72,319          $125,496
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                53,584            45,076
      Decrease in accrued oil and
        gas sales                                 28,851            29,532
      Increase (decrease) in accounts
        payable                                      497         (   1,840)
                                                --------          --------
      Net cash provided by operating
        activities                              $155,251          $198,264
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $  4,765          $  4,874
                                                --------          --------
   Net cash provided by investing
      activities                                $  4,765          $  4,874
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($236,340)        ($210,080)
                                                --------          --------
   Net cash used by financing
      activities                               ($236,340)        ($210,080)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 76,324)        ($  6,942)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           108,931            48,768
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 32,607          $ 41,826
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $15,591 and $16,530, respectively, of which $14,118 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $53,351 and $57,271, respectively, of which $42,354 was paid each period to Dyco and its affiliates.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   1998             1997
                                                  -------          -------
      Oil and gas sales                           $80,307          $89,042
      Oil and gas production expenses             $22,779          $20,890
      Barrels produced                                 42               67
      Mcf produced                                 43,976           41,441
      Average price/Bbl                           $ 12.64          $ 17.90
      Average price/Mcf                           $  1.81          $  2.12

      As shown in the table above, total oil and gas sales decreased $8,735 (9.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $14,000 was related to the decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $5,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 25 barrels, while volumes of gas sold increased 2,535 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Average oil and gas prices decreased to $12.64 per barrel and $1.81 per Mcf, respectively, for the three months ended September 30, 1998 from $17.90 per barrel and $2.12 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,889 (9.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 28.4% for the three months ended September 30, 1998 from 23.5% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $14,566 (139.3%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 31.2% for the three months ended September 30, 1998 from 11.7% for the three months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $939 (5.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 19.4% for the three months ended September 30, 1998 from 18.6% for the three months ended September 30, 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   1998              1997
                                                 --------          --------
      Oil and gas sales                          $232,967          $287,114
      Oil and gas production expenses            $ 57,083          $ 61,778
      Barrels produced                                143               215
      Mcf produced                                118,427           127,130
      Average price/Bbl                          $  13.27          $  19.58
      Average price/Mcf                          $   1.95          $   2.23

      As shown in the table above, total oil and gas sales decreased $54,147 (18.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $32,000 was related to a decrease in the average price of gas sold and approximately $19,000 was related to a decrease in the volumes of gas sold. Volumes of oil and gas sold decreased 72 barrels and 8,703 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Average oil and gas prices decreased to $13.27 per barrel and $1.95 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.58 per barrel and $2.23 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,695 (7.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 24.5% for the nine months ended September 30, 1998 from 21.5% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,508 (18.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 23.0% for the nine months ended September 30, 1998 from 15.7% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $3,920 (6.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 22.9% for the nine months ended September 30, 1998 from 19.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

               27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  October 30, 1998             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  October 30, 1998             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

 27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.