Form 10-K405
period 1999-12-31
DYCO OIL & GAS PROGRAM 1984-2
filed 2000-03-28
CIK 725262

FORM 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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


                                TABLE OF CONTENTS


PART I.........................................................................3
      ITEM 1.   BUSINESS.......................................................3
      ITEM 2.   PROPERTIES.....................................................7
      ITEM 3.   LEGAL PROCEEDINGS.............................................11
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS...........11
PART II.......................................................................11
      ITEM 5.   MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS
                AND RELATED LIMITED PARTNER MATTERS...........................11
      ITEM 6.   SELECTED FINANCIAL DATA.......................................12
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................14
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET..................................................18
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................19
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................30
PART III......................................................................30
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............30
      ITEM 11.  EXECUTIVE COMPENSATION........................................31
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................35
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................35
PART IV.......................................................................37
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K...................................................37
      SIGNATURES..............................................................39

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

      Dyco currently serves as General Partner of 31 limited partnerships, including the Program. Dyco is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including Dyco, (collectively, "Samson") are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1999, Samson owned interests in approximately 14,000 oil and gas wells located in 17 states of the United States and the countries of Canada, Venezuela, and Russia. At January 31, 2000, Samson operated approximately 3,400 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      As a limited partnership, the Program has no officers, directors, or employees. It relies instead on the personnel of Dyco and Samson. As of March 1, 2000, Samson employed approximately 920 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of Dyco, see "Item 10. Directors and Executive Officers of the Registrant."

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


      Significant Customers

      Purchases of gas by El Paso Energy Marketing Company ("El Paso") accounted for approximately 98.1% of the Program's oil and gas revenues during the year ended December 31, 1999. In the event of interruption of purchases by this significant customer or the cessation or material change in availability of open-access transportation by the Program's pipeline transporters, the Program may encounter difficulty in marketing its gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.

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

      The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


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

ITEM 2.    PROPERTIES


      Well Statistics

      The following table sets forth the numbers of gross and net productive wells of the Program as of December 31, 1999.

                               Well Statistics(1)
                             As of December 31, 1999

                Gross productive wells (2):
                  Oil                             -
                  Gas                            10
                                                 --
                     Total                       10

                Net productive wells(3):
                  Oil                             -
                  Gas                          1.13
                                               ----
                     Total                     1.13

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


      Drilling Activities

      The Program did not participate in any drilling activities for the year ended December 31, 1999.


      Oil and Gas Production, Revenue, and Price History

      The following table sets forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Program, revenues attributable to such production, and certain price and cost information.

                               Net Production Data

                                        Year Ended December 31,
                                    --------------------------------
                                      1999        1998        1997
                                    --------    --------    --------
Production:
   Oil (Bbls)(1)                         163         177         288
   Gas (Mcf)(2)                      108,199     142,658     169,123

Oil and Gas Sales:
   Oil                              $  2,632    $  2,280    $  5,505
   Gas                               226,633     278,815     397,371
                                     -------     -------     -------
      Total                         $229,265    $281,095    $402,876
                                     =======     =======     =======
Total direct operating expenses(3)  $173,620    $ 82,398    $ 87,598
                                     =======     =======     =======

Direct operating expenses as a
   percentage of oil and
   gas sales                           75.7%       29.3%       21.7%

Average sales price:
   Per barrel of oil                  $16.15      $12.88      $19.11
   Per Mcf of gas                       2.09        1.95        2.35

Direct operating expenses per
   equivalent Mcf of gas(4)           $ 1.59      $  .57      $  .51

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


      Proved Reserves and Net Present Value

      The following table sets forth the Program's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1999. The schedule of quantities of proved oil and gas reserves was prepared by Dyco in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company, L.P. ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses), and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Program's proved reserves was calculated on the basis of current costs and prices at December 31, 1999. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used by Dyco in calculating the net present value attributable to the Program's proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1999. There can be no assurance that the prices used in calculating the net present value of the Program's proved reserves at December 31, 1999 will actually be realized for such production.

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

                               Proved Reserves and
                                Net Present Value
                             From Proved Reserves(1)

                             As of December 31, 1999

           Estimated proved reserves:
             Gas (Mcf)                            1,057,876
             Oil and liquids (Bbls)                   6,029

           Net present value
             (discounted at 10% per annum)       $1,100,424

--------------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present value to differ from the reserve reports prepared by Dyco and reviewed by Ryder Scott.


      No estimates of the proved reserves of the Program comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Program's proved reserves is contained in Note 4 to the Program's financial statements, included in Item 8 of this Annual Report.


      Significant Properties

      As of December 31, 1999, the Program's properties consisted of 10 gross (1.13 net) productive wells. The Program also owned a non-working interest in an additional 7 wells. Affiliates of the Program operate 7 (41%) of the Program's total wells. All of the Program's reserves are located in the Anadarko Basin of western Oklahoma and the Texas panhandle, which is an established oil and gas producing basin.


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

      There were no matters submitted to a vote of the limited partners during 1999.


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

                               Repurchase          Cash
                                  Price        Distributions
                               ----------      -------------

      1998:
        First Quarter             $167              $25
        Second Quarter             142                -
        Third Quarter              165               20
        Fourth Quarter             145                -


      1999:
        First Quarter             $145              $ -
        Second Quarter             145                -
        Third Quarter              168                -
        Fourth Quarter             168                -


      2000:
        First Quarter             $168              $ -

      As of March 1, 2000, the Program has 5,200 Units outstanding and approximately 1,750 Limited Partners of record.



ITEM 6.    SELECTED FINANCIAL DATA

      The following table presents selected financial data for the Program. This data should be read in conjunction with the financial statements of the Program, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."



                                                         December 31,
                                   ---------------------------------------------------------
                                     1999        1998         1997       1996         1995
                                   --------    --------     --------   --------     --------
Summary of Operations:
   Oil and gas sales                $229,265   $281,095     $402,876   $429,409     $353,630
   Total revenues                    230,098    284,795      406,105    432,467      357,036

   Lease operating expenses          157,048     61,993       58,312     76,146       80,369
   Production taxes                   16,572     20,405       29,286     30,789       24,623
   General and administrative
      expenses                        68,001     68,090       72,475     69,850       70,819
   Depreciation, depletion, and
      amortization of oil and gas
      properties                      38,036     54,839       62,721     44,908       76,731
   Impairment provision                 -          -            -          -         180,629

   Net income (loss)               (  49,559)    79,468      183,311    210,774    (  76,135)
      per Unit                     (    9.44)     15.13        34.90      40.13    (   14.50)
   Cash distributions                   -       236,340      210,080    262,600      131,300
      per Unit                          -            45           40         50           25

Summary Balance Sheet Data:
   Total assets                      419,623    470,729      624,851    661,880      712,462
   Partners' capital                 403,867    453,426      610,298    637,067      688,893


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


      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for many years. Over the past ten years such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the upper end of this range.

      Substantially all of the Program's gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Program's gas increased from approximately $1.93 per Mcf at December 31, 1998 to approximately $2.24 per Mcf at December 31, 1999. Such prices were on an MMBTU basis and differ from the prices actually received by the Program due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range, but have been extremely volatile over the past two years. Due to global consumption and supply trends as well as a slowdown in Asian energy demand, oil prices in late 1997 and early 1998 reached historically low levels, dropping to as low as approximately $9.00 per barrel. However, production curtailment agreements among major oil producing nations have caused recent oil prices to climb to over $30.00 per barrel in some markets. It is not known whether this trend will continue. Prices for the Program's oil increased from approximately $9.50 per barrel at December 31, 1998 to approximately $22.75 per barrel at December 31, 1999.

      Future prices for both oil and gas will likely be different from the prices in effect on December 31, 1999. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.



      Results of Operations

                      Year Ended December 31, 1999 Compared
                          Year Ended December 31, 1998
                      -------------------------------------

      Total oil and gas sales decreased $51,830 (18.4%) in 1999 as compared to 1998. Of this decrease, approximately $67,000 was related to a decrease in volumes of gas sold. This decrease was partially offset by an increase of approximately $15,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 14 barrels and 34,459 Mcf, respectively, in 1999 as compared to 1998. The decrease in volumes of gas sold was primarily due to (i) the shutting-in of one well following an unsuccessful workover in early 1999 and (ii) a positive prior period volume adjustment on another well during 1998. Average oil and gas prices increased to $16.15 per barrel and $2.09 per Mcf, respectively, in 1999 from $12.88 per barrel and $1.95 per Mcf, respectively, in 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $91,222 (110.7%) in 1999 as compared to 1998. This increase was primarily due to expenses incurred during 1999 for an unsuccessful workover performed on one well in an attempt to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 75.7% in 1999 from 29.3% in 1998. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,803 (30.6%) in 1999 as compared to 1998. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) increases in the oil and gas prices used in the valuation of reserves at December 31, 1999. As a percentage of oil and gas sales, these expenses decreased to 16.6% in 1999 from 19.5% in 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses remained relatively constant in 1999 as compared to 1998. As a percentage of oil and gas sales, these expenses increased to 29.7% in 1999 from 24.2% in 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


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


      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the limited partners on a quarterly basis. See "Item 5. Market for the Registrant's Limited Partnership Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1998 production levels for future years, the Program's proved reserve quantities at December 31, 1999 would have remaining lives of approximately 9.8 years for gas reserves and 37.0 years for oil reserves. However, since the Program's reserve estimates are based on oil and gas prices at December 31, 1999, it is possible that a significant decrease in oil and gas prices from December 31, 1999 levels will reduce such reserves and their corresponding life-span.

      The Program's available capital from the limited partners' subscriptions has been spent on oil and gas drilling activities and there should be no further material capital resource commitments in the future. Occasional expenditures by the Program for well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. Cash for operational purposes has generally been provided by current oil and gas production. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

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

      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Program in 1999. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      The year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. To the knowledge of the General Partner, the Program has not experienced any material effects from the year 2000 issue. Costs incurred by the Program in order to ensure year 2000 compatibility were not material to the Program.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

      The Program does not hold any market risk sensitive instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




      REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS

DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP


      In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of the Dyco Oil and Gas Program 1984-2 Limited Partnership, a Minnesota limited partnership, at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Program's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                               PricewaterhouseCoopers LLP








Tulsa, Oklahoma
March 27, 2000

                            DYCO OIL AND GAS PROGRAM
                           1984-2 LIMITED PARTNERSHIP
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     ASSETS
                                     ------
                                                   1999         1998
                                                 --------     --------
CURRENT ASSETS:
   Cash and cash equivalents                     $ 31,242     $ 41,331
   Accrued oil and gas sales                       39,152       32,180
                                                  -------      -------

      Total current assets                       $ 70,394     $ 73,511

NET OIL AND GAS PROPERTIES, utilizing the
   full cost method                               325,910      367,200

DEFERRED CHARGE                                    23,319       30,018
                                                  -------      -------
                                                 $419,623     $470,729
                                                  =======      =======

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $  2,839     $  3,972
   Gas imbalance payable                            3,021        3,140
                                                  -------      -------
      Total current liabilities                  $  5,860     $  7,112

ACCRUED LIABILITY                                $  9,896     $ 10,191

PARTNERS' CAPITAL:
   General Partner, 52 general
      partner units                              $  4,039     $  4,534
   Limited Partners, issued and
      outstanding, 5,200 Units                    399,828      448,892
                                                  -------      -------
      Total Partners' capital                    $403,867     $453,426
                                                  -------      -------
                                                 $419,623     $470,729
                                                  =======      =======






                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1984-2 LIMITED PARTNERSHIP
                            Statements of Operations
              For the Years Ended December 31, 1999, 1998, and 1997


                                      1999        1998        1997
                                    --------    --------    --------
REVENUES:
   Oil and gas sales                $229,265    $281,095    $402,876
   Interest                              833       3,700       3,229
                                     -------     -------     -------

                                    $230,098    $284,795    $406,105

COSTS AND EXPENSES:
   Lease operating                  $157,048    $ 61,993    $ 58,312
   Production taxes                   16,572      20,405      29,286
   Depreciation, depletion, and
      amortization of oil and gas
      properties                      38,036      54,839      62,721
   General and administrative         68,001      68,090      72,475
                                     -------     -------     -------

                                    $279,657    $205,327    $222,794
                                     -------     -------     -------

NET INCOME (LOSS)                  ($ 49,559)   $ 79,468    $183,311
                                     =======     =======     =======

GENERAL PARTNER (1%) -
   NET INCOME (LOSS)               ($    495)   $    794    $  1,833
                                     =======     =======     =======

LIMITED PARTNERS (99%) -
   NET INCOME (LOSS)               ($ 49,064)   $ 78,674    $181,478
                                     =======     =======     =======

NET INCOME (LOSS) per Unit         ($   9.44)   $  15.13    $  34.90
                                     =======     =======     =======

UNITS OUTSTANDING                      5,252       5,252       5,252
                                     =======     =======     =======





                     The accompanying notes are an integral
                      part of these financial statements.

                            DYCO OIL AND GAS PROGRAM
                           1984-2 LIMITED PARTNERSHIP
                   Statements of Changes in Partners' Capital
             For the Years Ended December 31, 1999, 1998, and 1997


                                  General    Limited
                                  Partner    Partners      Total
                                 ---------  ----------   ----------

Balances at Dec. 31, 1996         $6,371     $630,696     $637,067
   Cash distributions            ( 2,101)   ( 207,979)   ( 210,080)
   Net income                      1,833      181,478      183,311
                                   -----      -------      -------

Balances at Dec. 31, 1997         $6,103     $604,195     $610,298
   Cash distributions            ( 2,363)   ( 233,977)   ( 236,340)
   Net income                        794       78,674       79,468
                                   -----      -------      -------

Balances at Dec. 31, 1998         $4,534     $448,892     $453,426
   Net loss                      (   495)   (  49,064)   (  49,559)
                                   -----      -------      -------

Balances at Dec. 31, 1999         $4,039     $399,828     $403,867
                                   =====      =======      =======


                     The accompanying notes are an integral
                      part of these financial statements.

                           DYCO OIL AND GAS PROGRAM
                          1984-2 LIMITED PARTNERSHIP
                           Statements of Cash Flows
             For the Years Ended December 31, 1999, 1998, and 1997

                                           1999         1998         1997
                                        ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                    ($49,559)     $ 79,468     $183,311
   Adjustments to reconcile net
      income (loss) to net cash
      provided (used) by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and
        gas properties                    38,036        54,839       62,721
      (Increase) decrease in accrued
        oil and gas sales               (  6,972)       32,574       23,293
      (Increase) decrease in
        deferred charge                    6,699     (   5,656)       6,095
      Decrease in accounts
        payable                         (  1,133)    (     144)   (   1,855)
      Decrease in gas imbalance
        payable                         (    119)    (     379)   (   2,624)
      Increase (decrease) in accrued
        liability                       (    295)        3,273    (   5,781)
                                          ------       -------      -------
   Net cash provided (used) by
      operating activities              ($13,343)     $163,975     $265,160
                                          ------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                 $ 3,850      $  4,765     $  5,083
   Additions to oil and gas
      properties                        (    596)         -            -
                                          ------       -------      -------
   Net cash provided by
      investing activities               $ 3,254      $  4,765     $  5,083
                                          ------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    $  -        ($236,340)   ($210,080)
                                          ------       -------      -------
   Net cash used by financing
      activities                         $  -        ($236,340)   ($210,080)
                                          ------       -------      -------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                 ($10,089)    ($ 67,600)    $ 60,163

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                    41,331       108,931       48,768
                                          ------       -------      -------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                             $31,242      $ 41,331     $108,931
                                          ======       =======      =======


                     The accompanying notes are an integral
                      part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                          Notes to Financial Statements
              For the Years Ended December 31, 1999, 1998, and 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

           The Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program"), a Minnesota limited partnership, commenced operations on November 5, 1984. Dyco Petroleum Corporation ("Dyco") is the General
      Partner of the Program. Affiliates of Dyco owned 2,061 (39.6%) of the Program's Units at December 31, 1999.

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


      Oil and Gas Properties

           Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration, and development of oil and gas reserves are capitalized. Capitalized costs are depleted on the gross revenue method using estimates of proved reserves. The full cost amortization rates per equivalent Mcf of gas produced during the years ended

      December  31,  1999,  1998,  and  1997  were  $0.35,   $0.38,  and  $0.37,
      respectively. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission ("SEC")) the excess is charged to expense in the year during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


      Deferred Charge

           The Deferred Charge at December 31, 1999 and 1998 represents costs deferred for lease operating expenses incurred in connection with the
      Program's underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 65,632 Mcf, resulting in prepaid lease operating expenses of $23,319. At December 31, 1998, cumulative total gas sales volumes for underproduced wells were less than the Program's pro-rata share of total gas production from these wells by 66,929 Mcf, resulting in prepaid lease operating expenses of $30,018.


      Accrued Liability

           The Accrued Liability at December 31, 1999 and 1998 represents charges accrued for lease operating expenses incurred in connection with the Program's overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1999, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 27,852 Mcf, resulting in accrued lease operating expenses of $9,896. At December 31, 1998, cumulative total gas sales volumes for overproduced wells exceeded the Program's pro-rata share of total gas production from these wells by 22,722 Mcf, resulting in accrued lease operating expenses of $10,191.

      Oil and Gas Sales and Gas Imbalance Payable

           The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. During such times as the Program's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Program's share of estimated total gas reserves underlying the property at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. At December 31, 1999, total sales exceeded the Program's share of estimated total gas reserves on one well by $3,021 (2,014 Mcf). At December 31, 1998, total sales exceeded the Program's share of estimated total gas reserves on one well by $3,140 (2,093 Mcf). These amounts were recorded as gas imbalance payables at December 31, 1999 and 1998 in accordance with the sales method.


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

2.    TRANSACTIONS WITH RELATED PARTIES

           Under the terms of the Program Agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological, and engineering expenses it incurs on behalf of the Partnership. During the years ended December 31, 1999, 1998, and 1997, such expenses totaled $68,001, $68,090, and $72,475, respectively, of which $56,472 was paid each year to Dyco and its affiliates.

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


3.    MAJOR CUSTOMERS

           The following purchaser individually accounted for 10% or more of the combined oil and gas revenues of the Program for the years ended December 31, 1999, 1998, and 1997:

           Purchaser               1999     1998    1997
           ---------               -----    -----   -----

           El Paso Energy
             Marketing Company     98.1%    98.9%   97.7%

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

      Capitalized Costs

           The  Program's   capitalized  costs  and  accumulated   depreciation,
      depletion, amortization, and valuation allowance at December 31, 1999 and 1998 were as follows:

                                                December 31,
                                        -----------------------------
                                            1999            1998
                                        -------------   -------------

      Proved properties                  $23,980,207     $23,983,461

      Less accumulated depreciation,
        depletion, amortization, and
        valuation allowance             ( 23,654,297)   ( 23,616,261)
                                          ----------      ----------

      Net oil and gas properties         $   325,910     $   367,200
                                          ==========      ==========

      Costs Incurred

           The Program incurred no acquisition and development costs during 1999, 1998, and 1997. Costs incurred by the Program in connection with its oil and gas property development activities during 1999, 1998, and 1997 were as follows:


                                                December 31,
                                          ------------------------
                                          1999      1998      1997
                                          ----      ----      ----

           Development costs              $596      $ -       $ -
                                           ===       ===       ===

      Quantities of Proved Oil and Gas Reserves - Unaudited

           Set forth below is a summary of the changes in the net quantities of the Program's proved crude oil and gas reserves for the years ended December 31, 1999, 1998, and 1997. Proved reserves were estimated by petroleum engineers employed by affiliates of Dyco. Certain reserve information was reviewed by Ryder Scott Company, L.P., an independent petroleum engineering firm. All of the Program's reserves are located in the United States. The following information includes certain gas balancing adjustments which cause the gas volumes to differ from the reserve information prepared by Dyco and reviewed by Ryder Scott.






                                  1999                    1998                    1997
                           --------------------    --------------------   --------------------
                             Oil        Gas          Oil        Gas         Oil        Gas
                           (Bbls)      (Mcf)       (Bbls)      (Mcf)      (Bbls)      (Mcf)
                           -------  -----------    -------  -----------   -------  -----------
Proved reserves,
   beginning of year        5,640    1,130,514      5,777    1,394,943     5,971    1,346,071

Revisions of previous
   estimates                  552       35,561         40   (  108,921)       94      217,995

Sales of reserves            -            -          -      (   12,850)     -            -

Production                 (  163)  (  108,199)    (  177)  (  142,658)   (  288)  (  169,123)
                            -----    ---------      -----    ---------     -----    ---------

Proved reserves,
   end of year              6,029    1,057,876      5,640    1,130,514     5,777    1,394,943
                            =====    =========      =====    =========     =====    =========

Proved developed reserves:
   Beginning of year        5,640    1,130,514      5,777    1,394,943     5,971    1,346,071
                            -----    ---------      -----    ---------     -----    ---------
   End of year              6,029    1,057,876      5,640    1,130,514     5,777    1,394,943
                            =====    =========      =====    =========     =====    =========


           The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Program's reserves were determined at December 31, 1999 using oil and gas prices of $22.75 per barrel and $2.24 per Mcf, respectively.


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

            NAME          AGE            POSITION WITH DYCO
      ----------------    ---     --------------------------------
      Dennis R. Neill      48     President and Director

      Patrick M. Hall      41     Chief Financial Officer

      Judy K. Fox          49     Secretary

      The  director   will  hold  office  until  the  next  annual   meeting  of
shareholders of Dyco or until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

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


      Section 16(a) Beneficial Ownership Reporting Compliance

      To the best knowledge of the Program and Dyco, there were no officers, directors, or ten percent owners who were delinquent filers during 1999 of reports required under Section 16(a) of the Securities and Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION

      The Program is a limited partnership and, therefore, has no officers or directors. The following table summarizes the amounts paid by the Program as compensation and reimbursements to Dyco and its affiliates for the three years ended December 31, 1999:

              Compensation/Reimbursement to Dyco and its affiliates
                       Three Years Ended December 31, 1999

Type of Compensation/Reimbursement(1)              Expense
-------------------------------------     ---------------------------
                                           1999      1998      1997
                                          -------   -------   -------
Compensation:
   Operations                               (2)       (2)       (2)

Reimbursements:
   General and Administrative,
      Geological, and Engineering
      Expenses and Direct
      Expenses(3)                         $56,472   $56,472   $56,472

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

      As noted in the Compensation/Reimbursement Table above, the directors, officers, and employees of Dyco and their affiliates receive no direct remuneration from the Program for their services. However, to the extent such services represent direct involvement with the Program, as opposed to general corporate functions, such persons' salaries are allocated to and reimbursed by the Program. Such allocation to the Program's general and administrative, geological, and engineering expenses of the salaries of directors, officers, and employees of Dyco and its affiliates is based on internal records maintained by Dyco and its affiliates, and represents investor relations, legal, accounting, data processing, management, gas marketing and other functions directly attributable to the Program's operations. When actual costs incurred benefit other partnerships and affiliates, the allocation of costs is based on the relationship of the Program's reserves to the total reserves owned by all partnerships and affiliates. The following table indicates the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of Dyco and its affiliates for the three years ended December 31, 1999:



                                        Salary Reimbursement

                                 Three Years Ended December 31, 1999

                                                              Long Term Compensation
                                                          -------------------------------
                                Annual Compensation              Awards            Payouts
                             -------------------------    ---------------------    -------
                                                                        Securi-
                                                 Other                   ties                  All
     Name                                        Annual   Restricted    Under-                Other
      and                                       Compen-     Stock       lying       LTIP     Compen-
   Principal                 Salary    Bonus    sation     Award(s)    Options/    Payouts   sation
   Position           Year     ($)      ($)       ($)        ($)        SARs(#)      ($)       ($)
---------------       ----   -------  -------   -------   ----------   --------    -------   -------
Dennis R. Neill,
President(1)          1997     -        -         -         -            -           -         -
                      1998     -        -         -         -            -           -         -
                      1999     -        -         -         -            -           -         -

All Executive
Officers,
Directors,
and Employees
as a group(2)         1997   $33,736    -         -         -            -           -         -
                      1998   $33,420    -         -         -            -           -         -
                      1999   $34,493    -         -         -            -           -         -

----------
(1)   The  general  and  administrative   expenses  paid  by  the  Program  and  attributable  to  salary reimbursements do not include any salary or other compensation attributable to Mr. Neill.
(2)   No  officer  or  director  of Dyco or its  affiliates  provides  full-time services to the Program and no individual's  salary or other  compensation reimbursement from the Program equals or exceeds
      $100,000 per annum.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Program's Units as of March 1, 2000, by each beneficial owner of more than 5% of the issued and outstanding Units and by the directors, officers, and affiliates of Dyco. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                     Number of Units
                                                      Beneficially
                                                     Owned (Percent
             Beneficial Owner                        of Outstanding)
      --------------------------------              -----------------

      Samson Resources Company                        2,067   (39.8%)

      All directors, officers, and
        affiliates of Dyco as a group
        and Dyco (5 persons)                          2,067   (39.8%)


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

      Samson Resources Company, an affiliate of Dyco, ("Resources") owns approximately 40% of the Program's outstanding Units as of March 1, 2000. The Program Agreement permits Resources to independently vote its Units. Resources' significant Unit ownership will therefore likely determine the outcome of any matter submitted for a vote of the Limited Partners.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial Statements, Financial Statement Schedules, and Exhibits.

           (1) Financial Statements: The following financial statements for the Program as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 are filed as part of this report:

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

              *23.1 Consent of Ryder Scott Company, L.P. for Dyco Oil and Gas Program 1984-2 Limited Partnership.

              *27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.

                All other Exhibits are omitted as inapplicable.


                ------------------
                *  Filed herewith.


      (b)  Reports on Form 8-K filed during the fourth quarter of 1999.

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

                               DYCO OIL AND GAS PROGRAM 1984-2
                               LIMITED PARTNERSHIP

                               By:  DYCO PETROLEUM CORPORATION
                                    General Partner

                                    March 28, 2000


                               By:  //s// Dennis R. Neill
                                    ------------------------------
                                    Dennis R. Neill
                                    President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:   //s// Dennis R. Neill  President and            March 28, 2000
      -------------------    Director (Principal
         Dennis R. Neill     Executive Officer)

      //s// Patrick M. Hall  Chief Financial          March 28, 2000
      -------------------    Officer (Principal
         Patrick M. Hall     Financial and
                             Accounting Officer)

      //s// Judy K. Fox      Secretary                March 28, 2000
      -------------------
         Judy K. Fox

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

*23.1        Consent  of  Ryder  Scott   Company,  L.P.  for  Dyco  Oil and  Gas
             Program 1984-2 Limited Partnership.

*27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of December 31, 1999 and for the year ended December 31, 1999.


------------------
*  Filed herewith.