Form 10-Q
period 2000-06-30
DYCO OIL & GAS PROGRAM 1984-2
filed 2000-08-01
CIK 725262

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2000                                  0-13578



                        DYCO OIL AND GAS PROGRAM 1984-2
                            (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                            41-1479080
(State or other jurisdiction     (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                           June 30,   December 31,
                                             2000         1999
                                          ----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents                $108,007     $ 31,242
   Accrued oil and gas sales                  60,795       39,152
   Accounts receivable - General
     Partner (Note 2)                          8,063            -
                                            --------     --------
     Total current assets                   $176,865     $ 70,394

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                      315,688      325,910

DEFERRED CHARGE                               23,319       23,319
                                            --------     --------
                                            $515,872     $419,623
                                            ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                         $  5,421     $  2,839
   Gas imbalance payable                       3,021        3,021
                                            --------     --------
     Total current liabilities              $  8,442     $  5,860

ACCRUED LIABILITY                           $  9,896     $  9,896

PARTNERS' CAPITAL:
   General Partner, 52 general
     partner units                          $  4,975     $  4,039
   Limited Partners, issued and
     outstanding, 5,200 Units                492,559      399,828
                                            --------     --------
     Total Partners' capital                $497,534     $403,867
                                            --------     --------
                                            $515,872     $419,623
                                            ========     ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                           2000             1999
                                         ---------        ---------

REVENUES:
   Oil and gas sales                     $101,885         $ 51,992
   Interest                                   961              297
                                         --------         --------
                                         $102,846         $ 52,289

COSTS AND EXPENSES:
   Oil and gas production                $ 15,767         $131,366
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             4,612            6,350
   General and administrative
     (Note 2)                              11,837           14,920
                                         --------         --------
                                         $ 32,216         $152,636
                                         --------         --------

NET INCOME (LOSS)                        $ 70,630        ($100,347)
                                         ========         ========
GENERAL PARTNER (1%) - net
   income (loss)                         $    706        ($  1,004)
                                         ========         ========
LIMITED PARTNERS (99%) - net
   income (loss)                         $ 69,924        ($ 99,343)
                                         ========         ========
NET INCOME (LOSS) PER UNIT               $  13.44        ($  19.10)
                                         ========         ========
UNITS OUTSTANDING                           5,252            5,252
                                         ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000            1999
                                         ---------        ---------

REVENUES:
   Oil and gas sales                     $166,270         $100,040
   Interest                                 1,365              765
                                         --------         --------
                                         $167,635         $100,805

COSTS AND EXPENSES:
   Oil and gas production                $ 29,362         $151,080
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            13,699           18,543
   General and administrative
     (Note 2)                              30,907           37,502
                                         --------         --------
                                         $ 73,968         $207,125
                                         --------         --------

NET INCOME (LOSS)                        $ 93,667        ($106,320)
                                         ========         ========
GENERAL PARTNER (1%) - net
   income (loss)                         $    936        ($  1,063)
                                         ========         ========
LIMITED PARTNERS (99%) - net
   income (loss)                         $ 92,731        ($105,257)
                                         ========         ========
NET INCOME (LOSS) PER UNIT               $  17.83        ($  20.24)
                                         ========         ========
UNITS OUTSTANDING                           5,252            5,252
                                         ========         ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                            2000           1999
                                         ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                     $ 93,667        ($106,320)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                          13,699           18,543
     Increase in accrued oil and gas
       sales                            (  21,643)       (   5,181)
     Increase in accounts receivable -
       General Partner                  (   8,063)               -
     Increase in accounts payable           2,582           56,639
                                         --------         --------
   Net cash provided (used) by
     operating activities                $ 80,242        ($ 36,319)
                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  ($ 49,856)        $      -
   Proceeds from the sale of oil and
     gas properties                        46,379              243
                                         --------         --------
   Net cash provided (used) by
     investing activities               ($  3,477)        $    243
                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                    $      -         $      -
                                         --------         --------
   Net cash used by financing
     activities                          $      -         $      -
                                         --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                      $ 76,765        ($ 36,076)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     31,242           41,331
                                         --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $108,007         $  5,255
                                         ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and changes in cash flows for the six months ended June 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. During the six months ended June 30, 2000 the Program paid recompletion costs of approximately $50,000 on the Hubbard No. 1-A well located in Beckham County, Oklahoma in which the Program owns an interest of 20.2%. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $11,837 and $14,920, respectively, of which $10,569 and $14,118, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $30,907 and $37,502, respectively, of which $21,138 and $28,236, respectively, were paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

      The accounts receivable - General Partner at June 30, 2000 represents proceeds due for the sale of equipment on the Hubbard 1-A well located in Beckham County, Oklahoma. Subsequent to June 30, 2000, this amount was collected.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. However, during the six months ended June 30, 2000 the Program paid approximately $50,000 for recompletion costs on the Hubbard No. 1-A well located in Beckham County, Oklahoma in which the Program owns an interest of 20.2%. The recompletion was successful. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

      The Program's Statement of Cash Flows for the six months ended June 30, 2000 includes proceeds from the sale of oil and gas properties. These proceeds will be included in the Program's future cash distributions.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                            2000           1999
                                          --------       --------
      Oil and gas sales                   $101,885       $ 51,992
      Oil and gas production expenses     $ 15,767       $131,366
      Barrels produced                         170             67
      Mcf produced                          30,376         25,473
      Average price/Bbl                   $  28.21       $  15.69
      Average price/Mcf                   $   3.20       $   2.00

      As shown in the table above, total oil and gas sales increased $49,893 (96.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $36,000 was related to an increase in the average price of gas sold and approximately $10,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 103 barrels and 4,903 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in volumes of gas sold was primarily due to the successful recompletion of one well during the first quarter of 2000. This increase was partially offset by the Program receiving a reduced percentage of sales on two wells due to gas balancing during the three months ended June 30, 2000. Average oil and gas prices increased to $28.21 per barrel and $3.20 per Mcf, respectively, for the three months ended June 30, 2000 from $15.69 per barrel and $2.00 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $115,599 (88.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to workover expenses incurred on one well during the three months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 15.5% for the three months ended June 30, 2000 from 252.7% for the three months ended June 30, 1999. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,738 (27.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to an increase in the gas price used in the valuation of remaining reserves at June 30, 2000 as compared to June 30, 1999. This decrease was partially offset by an increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.5% for the three months ended June 30, 2000 from 12.2% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $3,083 (20.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 11.6% for the three months ended June 30, 2000 from 28.7% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                            2000           1999
                                          --------       --------
      Oil and gas sales                   $166,270       $100,040
      Oil and gas production expenses     $ 29,362       $151,080
      Barrels produced                         209            124
      Mcf produced                          57,323         54,685
      Average price/Bbl                   $  28.05       $  13.60
      Average price/Mcf                   $   2.80       $   1.80

      As shown in the table above, total oil and gas sales increased $66,230 (66.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $57,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 85 barrels and 2,638 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Average oil and gas prices increased to $28.05 per barrel and $2.80 per Mcf, respectively, for the three months ended June 30, 2000 from $13.60 per barrel and $1.80 per Mcf, respectively, for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $121,718 (80.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to workover expenses incurred on one well during the six months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 17.7% for the six months ended June 30, 2000 from 151.0% for the six months ended June 30, 1999. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,844 (26.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the increase in the gas price used in the valuation of remaining reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 8.2% for the six months ended June 30, 2000 from 18.5% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses decreased $6,595 (17.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 18.6% for the six months ended June 30, 2000 from 37.5% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.


      The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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


                               DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                               PARTNERSHIP

                                  (Registrant)

                               BY:  DYCO PETROLEUM CORPORATION

                                    General Partner


Date:  August 1, 2000         By:        /s/Dennis R. Neill
                                  -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  August 1, 2000         By:        /s/Patrick M. Hall
                                  -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.