Form 10-Q
period 2000-09-30
DYCO OIL & GAS PROGRAM 1984-2
filed 2000-11-08
CIK 725262

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 2000                                    0-13578



                       DYCO OIL AND GAS PROGRAM 1984-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1479080
(State or other jurisdiction            (I.R.S. Employer Identification
   of incorporation or                               Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                              September 30,    December 31,
                                                   2000            1999
                                              -------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 41,862        $ 31,242
   Accrued oil and gas sales                        65,794          39,152
                                                  --------        --------
      Total current assets                        $107,656        $ 70,394

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            309,432         325,910

DEFERRED CHARGE                                     23,319          23,319
                                                  --------        --------
                                                  $440,407        $419,623
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  2,835        $  2,839
   Gas imbalance payable                             3,021           3,021
                                                  --------        --------
      Total current liabilities                   $  5,856        $  5,860

ACCRUED LIABILITY                                 $  9,896        $  9,896

PARTNERS' CAPITAL:
   General Partner, 52 general
      partner units                               $  4,247        $  4,039
   Limited Partners, issued and
      outstanding, 5,200 Units                     420,408         399,828
                                                  --------        --------
      Total Partners' capital                     $424,655        $403,867
                                                  --------        --------
                                                  $440,407        $419,623
                                                  ========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000                1999
                                               ---------           ---------

REVENUES:
   Oil and gas sales                            $91,429             $61,078
   Interest                                       1,597                   6
                                                -------             -------
                                                $93,026             $61,084

COSTS AND EXPENSES:
   Oil and gas production                       $15,058             $12,380
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  6,326               4,717
   General and administrative
      (Note 2)                                   13,221              15,530
                                                -------             -------
                                                $34,605             $32,627
                                                -------             -------

NET INCOME                                      $58,421             $28,457
                                                =======             =======
GENERAL PARTNER (1%) - net income               $   585             $   285
                                                =======             =======
LIMITED PARTNERS (99%) - net income             $57,836             $28,172
                                                =======             =======
NET INCOME PER UNIT                             $ 11.13             $  5.41
                                                =======             =======
UNITS OUTSTANDING                                 5,252               5,252
                                                =======             =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                 2000                1999
                                               ---------           ---------

REVENUES:
   Oil and gas sales                           $257,699            $161,118
   Interest                                       2,962                 771
                                               --------            --------
                                               $260,661            $161,889

COSTS AND EXPENSES:
   Oil and gas production                      $ 44,420            $163,460
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 20,025              23,260
   General and administrative
      (Note 2)                                   44,128              53,032
                                               --------            --------
                                               $108,573            $239,752
                                               --------            --------

NET INCOME (LOSS)                              $152,088           ($ 77,863)
                                               ========            ========
GENERAL PARTNER (1%) - net
   income (loss)                               $  1,521           ($    778)
                                               ========            ========
LIMITED PARTNERS (99%) - net
   income (loss)                               $150,567           ($ 77,085)
                                               ========            ========
NET INCOME (LOSS) PER UNIT                     $  28.96           ($  14.83)
                                               ========            ========
UNITS OUTSTANDING                                 5,252               5,252
                                               ========            ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  2000              1999
                                               ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $152,088           ($77,863)
   Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               20,025             23,260
      Increase in accrued oil and gas
        sales                                 (  26,642)          (  9,986)
      Increase (decrease) in accounts
        payable                               (       4)            31,631
                                               --------            -------
   Net cash provided (used) by
      operating activities                     $145,467           ($32,958)
                                               --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties        ($ 49,926)          ($ 3,163)
   Proceeds from the sale of oil and
      gas properties                             46,379                  -
                                               --------            -------
   Net cash used by investing
      activities                              ($  3,547)          ($ 3,163)
                                               --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($131,300)           $     -
                                               --------            -------
   Net cash used by financing
      activities                              ($131,300)           $     -
                                               --------            -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $ 10,620           ($36,121)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           31,242             41,331
                                               --------            -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $ 41,862            $ 5,210
                                               ========            =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. During the nine months ended September 30, 2000 the Program paid recompletion costs of approximately $50,000 on the Hubbard No. 1-A well located in Beckham County, Oklahoma in which the Program owns a working interest of approximately 20.2%. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $13,221 and $15,530, respectively, of which $10,569 and $14,118, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $44,128 and $53,032, respectively, of which $31,707 and $42,354, respectively, were paid each period to Dyco and its affiliates.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. However, during the nine months ended September 30, 2000 the Program paid approximately $50,000 for recompletion costs on the Hubbard No. 1-A well located in Beckham County, Oklahoma in which the Program owns a working interest of approximately 20.2%. The recompletion was successful. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

      The Program's Statement of Cash Flows for the nine months ended September 30, 2000 includes proceeds from the sale of oil and gas properties. These proceeds were included in the Program's cash distributions paid September 2000.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                   2000             1999
                                                  -------         -------
      Oil and gas sales                           $91,429         $61,078
      Oil and gas production expenses             $15,058         $12,380
      Barrels produced                                 74              56
      Mcf produced                                 21,178          24,888
      Average price/Bbl                           $ 28.31         $ 19.16
      Average price/Mcf                           $  4.22         $  2.41

      As shown in the table above, total oil and gas sales increased $30,351 (49.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $38,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $9,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 18 barrels, while volumes of gas sold decreased 3,710 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a decrease in production on two wells due to downhole mechanical problems. Average oil and gas prices increased to $28.31 per barrel and $4.22 per Mcf, respectively, for the three months ended September 30, 2000 from $19.16 per barrel and $2.41 per Mcf, respectively, for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,678 (21.6%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 16.5% for the three months ended September 30, 2000 from 20.3% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,609 (34.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from a significant increase in the gas price used in the valuation of reserves at September 30, 1999 as compared to June 30, 1999. This increase was partially offset by a decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 6.9% for the three months ended September 30, 2000 from 7.7% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $2,309 (14.9%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. This decrease was partially offset by accounting review fees incurred during the three months ended September 30, 2000 as a result of new ongoing requirements imposed by the Securities and Exchange Commission. As a percentage of oil and gas sales, these expenses decreased to 14.5% for the three months ended September 30, 2000 from 25.4% for the three months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   2000             1999
                                                 --------         --------
      Oil and gas sales                          $257,699         $161,118
      Oil and gas production expenses            $ 44,420         $163,460
      Barrels produced                                283              180
      Mcf produced                                 78,501           79,573
      Average price/Bbl                          $  28.12         $  15.33
      Average price/Mcf                          $   3.18         $   1.99

      As shown in the table above, total oil and gas sales increased $96,581 (59.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $94,000 was related to an increase in the average price of gas sold. Volumes of oil sold increased 103 barrels, while volumes of gas sold decreased 1,072 Mcf for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Average oil and gas prices increased to $28.12 per barrel and $3.18 per Mcf, respectively, for the nine months ended September 30, 2000 from $15.33 per barrel and $1.99 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $119,040 (72.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to workover expenses incurred on one well during the nine months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 17.2% for the nine months ended September 30, 2000 from 101.5% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,235 (13.9%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to the increase in the gas price used in the valuation of remaining reserves at September 30, 2000 as compared to September 30, 1999. As a percentage of oil and gas sales, this expense decreased to 7.8% for the nine months ended September 30, 2000 from 14.4% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $8,904 (16.8%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 17.1% for the nine months ended September 30, 2000 from 32.9% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.


      The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 8, 2000             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 8, 2000             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1984-2 Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.