Form 10-Q
period 2001-03-31
DYCO OIL & GAS PROGRAM 1984-2
filed 2001-05-07
CIK 725262

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2001                                 0-13578



                       DYCO OIL AND GAS PROGRAM 1984-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1479080
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 March 31,     December 31,
                                                   2001            2000
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 82,457        $115,963
   Accrued oil and gas sales                       104,715          89,037
                                                  --------        --------
      Total current assets                        $187,172        $205,000

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            297,498         313,450

DEFERRED CHARGE                                     22,867          24,296
                                                  --------        --------
                                                  $507,537        $542,746
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  4,009        $  4,534
                                                  --------        --------
      Total current liabilities                   $  4,009        $  4,534

ACCRUED LIABILITY                                 $  7,599        $  7,599

PARTNERS' CAPITAL:
   General Partner, 52 general
      partner units                               $  4,959        $  5,306
   Limited Partners, issued and
      outstanding, 5,200 Units                     490,970         525,307
                                                  --------        --------
      Total Partners' capital                     $495,929        $530,613
                                                  --------        --------
                                                  $507,537        $542,746
                                                  ========        ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                 2001                2000
                                               ---------           ---------

REVENUES:
   Oil and gas sales                           $213,407             $64,385
   Interest                                       1,695                 404
                                               --------             -------
                                               $215,102             $64,789

COSTS AND EXPENSES:
   Oil and gas production                      $ 29,633             $13,595
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 15,745               9,087
   General and administrative
      (Note 2)                                   20,588              19,070
                                               --------             -------
                                               $ 65,966             $41,752
                                               --------             -------

NET INCOME                                     $149,136             $23,037
                                               ========             =======
GENERAL PARTNER (1%) - net income              $  1,491             $   230
                                               ========             =======
LIMITED PARTNERS (99%) - net income            $147,645             $22,807
                                               ========             =======
NET INCOME PER UNIT                            $  28.40             $  4.39
                                               ========             =======
UNITS OUTSTANDING                                 5,252               5,252
                                               ========             =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $149,136            $23,037
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               15,745              9,087
      Increase in accrued oil and gas
        sales                                 (  15,678)          (  2,730)
      Decrease in deferred charge                 1,429                  -
      Increase (decrease) in accounts
        payable                               (     525)               258
      Increase in payable to General
        Partner                                       -              2,000
                                               --------            -------
   Net cash provided by operating
      activities                               $150,107            $31,652
                                               --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         $      -           ($50,170)
   Proceeds from the sale of oil and
      gas properties                                207             35,049
                                               --------            -------
   Net cash provided (used) by
      investing activities                     $    207           ($15,121)
                                               --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($183,820)           $     -
                                               --------            -------
   Net cash used by financing
      activities                              ($183,820)           $     -
                                               --------            -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($ 33,506)           $16,531

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          115,963             31,242
                                               --------            -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $ 82,457            $47,773
                                               ========            =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and changes in cash flows for the three months ended March 31, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2001 and 2000, the Program incurred such expenses totaling $20,588 and $19,070, respectively, of which $10,569 was paid each period to Dyco and its affiliates.

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

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                               Three Months Ended March 31,
                                              ----------------------------
                                                   2001             2000
                                                 --------         -------
      Oil and gas sales                          $213,407         $64,385
      Oil and gas production expenses            $ 29,633         $13,595
      Barrels produced                                 60              39
      Mcf produced                                 29,071          26,947
      Average price/Bbl                          $  28.13         $ 27.33
      Average price/Mcf                          $   7.28         $  2.35

      As shown in the table above, total oil and gas sales increased $149,022 (231.5%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $143,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 21 barrels and 2,124 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Average oil and gas prices increased to $28.13 per barrel and $7.28 per Mcf, respectively, for the three months ended March 31, 2001 from $27.33 per barrel and $2.35 per Mcf, respectively, for the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $16,038 (118.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales, (ii) new compression expenses and an increase in repair and maintenance expenses incurred on one well during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, and (iii) workover expenses incurred on one well during the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses decreased to 13.9% for the three months ended March 31, 2001 from 21.1% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,658 (73.3%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to the increase in oil and gas sales. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000. As a percentage of oil and gas sales, this expense decreased to 7.4% for the three months ended March 31, 2001 from 14.1% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $1,518 (8.0%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 9.6% for the three months ended March 31, 2001 from 29.6% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.


      The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2001                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2001                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer