Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1984-2
filed 2001-08-08
CIK 725262

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2001                                  0-13578



                       DYCO OIL AND GAS PROGRAM 1984-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1479080
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2001            2000
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 62,325        $115,963
   Accrued oil and gas sales                        67,880          89,037
                                                  --------        --------
      Total current assets                        $130,205        $205,000

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            276,664         313,450

DEFERRED CHARGE                                     21,862          24,296
                                                  --------        --------
                                                  $428,731        $542,746
                                                  ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  3,958        $  4,534
                                                  --------        --------
      Total current liabilities                   $  3,958        $  4,534

ACCRUED LIABILITY                                 $  7,599        $  7,599

PARTNERS' CAPITAL:
   General Partner, 52 general
      partner units                               $  4,172        $  5,306
   Limited Partners, issued and
      outstanding, 5,200 Units                     413,002         525,307
                                                  --------        --------
      Total Partners' capital                     $417,174        $530,613
                                                  --------        --------
                                                  $428,731        $542,746
                                                  ========        ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001                2000
                                               ---------           ---------

REVENUES:
   Oil and gas sales                           $101,987            $101,885
   Interest                                       1,109                 961
                                               --------            --------
                                               $103,096            $102,846

COSTS AND EXPENSES:
   Oil and gas production                      $ 17,743            $ 15,767
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 20,834               4,612
   General and administrative
      (Note 2)                                   11,974              11,837
                                               --------            --------
                                               $ 50,551            $ 32,216
                                               --------            --------

NET INCOME                                     $ 52,545            $ 70,630
                                               ========            ========
GENERAL PARTNER (1%) - net income              $    526            $    706
                                               ========            ========
LIMITED PARTNERS (99%) - net income            $ 52,019            $ 69,924
                                               ========            ========
NET INCOME PER UNIT                            $  10.00            $  13.44
                                               ========            ========
UNITS OUTSTANDING                                 5,252               5,252
                                               ========            ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001                2000
                                               ---------           ---------

REVENUES:
   Oil and gas sales                           $315,394            $166,270
   Interest                                       2,804               1,365
                                               --------            --------
                                               $318,198            $167,635

COSTS AND EXPENSES:
   Oil and gas production                      $ 47,376            $ 29,362
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 36,579              13,699
   General and administrative
      (Note 2)                                   32,562              30,907
                                               --------            --------
                                               $116,517            $ 73,968
                                               --------            --------

NET INCOME                                     $201,681            $ 93,667
                                               ========            ========
GENERAL PARTNER (1%) - net income              $  2,017            $    936
                                               ========            ========
LIMITED PARTNERS (99%) - net income            $199,664            $ 92,731
                                               ========            ========
NET INCOME PER UNIT                            $  38.40            $  17.83
                                               ========            ========
UNITS OUTSTANDING                                 5,252               5,252
                                               ========            ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $201,681           $ 93,667
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               36,579             13,699
      (Increase) decrease in accrued
        oil and gas sales                        21,157          (  21,643)
      Increase in accounts receivable
        - General Partner                             -          (   8,063)
      Decrease in deferred charge                 2,434                  -
      Increase (decrease) in accounts
        payable                               (     576)             2,582
                                               --------           --------
   Net cash provided by operating
      activities                               $261,275           $ 80,242
                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         $      -          ($ 49,856)
   Proceeds from the sale of oil and
      gas properties                                207             46,379
                                               --------           --------
   Net cash provided (used) by
      investing activities                     $    207          ($  3,477)
                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($315,120)          $      -
                                               --------           --------
   Net cash used by financing
      activities                              ($315,120)          $      -
                                               --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($ 53,638)          $ 76,765

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          115,963             31,242
                                               --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $ 62,325           $108,007
                                               ========           ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $11,974 and $11,837, respectively, of which $10,569 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $32,562 and $30,907, respectively, of which $21,138 was paid each period to Dyco and its affiliates.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. However, during the six months ended June 30, 2000 the Program paid recompletion costs of approximately $50,000 on the Hubbard No. 1-A well located in Beckham County, Oklahoma in which the Program owns an interest of 20.2%. The recompletion was successful. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2001           2000
                                                  --------       --------
      Oil and gas sales                           $101,987       $101,885
      Oil and gas production expenses             $ 17,743       $ 15,767
      Barrels produced                                  37            170
      Mcf produced                                  23,267         30,376
      Average price/Bbl                           $  25.84       $  28.21
      Average price/Mcf                           $   4.34       $   3.20

      As shown in the table above, total oil and gas sales remained relatively constant for the three months ended June 30, 2001 and the three months ended June 30, 2000. An increase of approximately $27,000 related to an increase in the average price of gas sold was substantially offset by decreases of approximately $4,000 and $23,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 133 barrels and 7,109 Mcf, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of oil and gas sold was primarily due to a decline in production on one significant well following the successful recompletion of that well during the first quarter of 2000. Average oil prices decreased to $25.84 per barrel for the three months ended June 30, 2001 from $28.21 per barrel for the three months ended June 30, 2000. Average gas prices increased to $4.34 per Mcf for the three months ended June 30, 2001 from $3.20 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,976 (12.5%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to new compression expenses incurred on one well during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 17.4% for the three months ended June 30, 2001 from 15.5% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $16,222 (351.7%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 20.4% for the three months ended June 30, 2001 from 4.5% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $137 (1.2%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 11.7% for the three months ended June 30, 2001 from 11.6% for the three months ended June 30, 2000.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2001           2000
                                                  --------       --------
      Oil and gas sales                           $315,394       $166,270
      Oil and gas production expenses             $ 47,376       $ 29,362
      Barrels produced                                  97            209
      Mcf produced                                  52,338         57,323
      Average price/Bbl                           $  27.26       $  28.05
      Average price/Mcf                           $   5.98       $   2.80

      As shown in the table above, total oil and gas sales increased $149,124 (89.7%) for the six months ended June 30, 2001 as compared to six months ended June 30, 2000. Of this increase, approximately $166,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 112 barrels and 4,985 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Average oil prices decreased to $27.26 per barrel for the six months ended June 30, 2001 from $28.05 per barrel for the six months ended June 30, 2000. Average gas prices increased to $5.98 per Mcf for the six months ended June 30, 2001 from $2.80 per Mcf for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,014 (61.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) new compression expenses incurred on one well during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 15.0% for the six months ended June 30, 2001 from 17.7% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $22,880 (167.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) the increase in the average price of gas sold and
      (ii) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. As a percentage of oil and gas sales, this expense increased to 11.6% for the six months ended June 30, 2001 from 8.2% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,655 (5.4%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 10.3% for the six months ended June 30, 2001 from 18.6% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

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


                              DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001              By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001              By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer