Form 10-Q
period 2001-09-30
DYCO OIL & GAS PROGRAM 1984-2
filed 2001-11-13
CIK 725262

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 2001                              0-13578



                       DYCO OIL AND GAS PROGRAM 1984-2
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                               41-1479080
(State or other jurisdiction          (I.R.S. Employer Identification
   of incorporation or                             Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                              September 30,     December 31,
                                                  2001              2000
                                              ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $ 33,210         $115,963
   Accrued oil and gas sales                        43,887           89,037
                                                  --------         --------
      Total current assets                        $ 77,097         $205,000

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            242,570          313,450

DEFERRED CHARGE                                     21,095           24,296
                                                  --------         --------
                                                  $340,762         $542,746
                                                  ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $  3,413         $  4,534
                                                  --------         --------
      Total current liabilities                   $  3,413         $  4,534

ACCRUED LIABILITY                                 $  7,599         $  7,599

PARTNERS' CAPITAL:
   General Partner, 52 general
      partner units                               $  3,297         $  5,306
   Limited Partners, issued and
      outstanding, 5,200 Units                     326,453          525,307
                                                  --------         --------
      Total Partners' capital                     $329,750         $530,613
                                                  --------         --------
                                                  $340,762         $542,746
                                                  ========         ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001                2000
                                               ---------           --------

REVENUES:
   Oil and gas sales                            $80,757            $91,429
   Interest                                         662              1,597
                                                -------            -------
                                                $81,419            $93,026

COSTS AND EXPENSES:
   Oil and gas production                       $16,641            $15,058
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 34,094              6,326
   General and administrative
      (Note 2)                                   13,068             13,221
                                                -------            -------
                                                $63,803            $34,605
                                                -------            -------

NET INCOME                                      $17,616            $58,421
                                                =======            =======
GENERAL PARTNER (1%) - net income               $   176            $   585
                                                =======            =======
LIMITED PARTNERS (99%) - net income             $17,440            $57,836
                                                =======            =======
NET INCOME PER UNIT                             $  3.35            $ 11.13
                                                =======            =======
UNITS OUTSTANDING                                 5,252              5,252
                                                =======            =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                 2001                2000
                                               ---------           ---------

REVENUES:
   Oil and gas sales                           $396,151            $257,699
   Interest                                       3,466               2,962
                                               --------            --------
                                               $399,617            $260,661

COSTS AND EXPENSES:
   Oil and gas production                      $ 64,017            $ 44,420
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 70,673              20,025
   General and administrative
      (Note 2)                                   45,630              44,128
                                               --------            --------
                                               $180,320            $108,573
                                               --------            --------

NET INCOME                                     $219,297            $152,088
                                               ========            ========
GENERAL PARTNER (1%) - net income              $  2,193            $  1,521
                                               ========            ========
LIMITED PARTNERS (99%) - net income            $217,104            $150,567
                                               ========            ========
NET INCOME PER UNIT                            $  41.75            $  28.96
                                               ========            ========
UNITS OUTSTANDING                                 5,252               5,252
                                               ========            ========




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                  2001              2000
                                               ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $219,297           $152,088
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               70,673             20,025
      (Increase) decrease in accrued
        oil and gas sales                        45,150          (  26,642)
      Decrease in deferred charge                 3,201                  -
      Decrease in accounts payable            (   1,121)         (       4)
                                               --------           --------
   Net cash provided by operating
      activities                               $337,200           $145,467
                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties         $      -          ($ 49,926)
   Proceeds from the sale of oil and
      gas properties                                207             46,379
                                               --------           --------
   Net cash provided (used) by
      investing activities                     $    207          ($  3,547)
                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($420,160)         ($131,300)
                                               --------           --------
   Net cash used by financing
      activities                              ($420,160)         ($131,300)
                                               --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($ 82,753)          $ 10,620

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          115,963             31,242
                                               --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $ 33,210           $ 41,862
                                               ========           ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1984-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2001, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1984-2 Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, results of operations for the three and nine months ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. During the nine months ended September 30, 2000 the Program paid recompletion costs of approximately $50,000 on the Hubbard No. 1-A well located in Beckham County, Oklahoma in which the Program owns an interest of approximately 20.2%. The Program's calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $13,068 and $13,221, respectively, of which $10,569 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 2001 and 2000, the Program incurred such expenses totaling $45,630 and $44,128, respectively, of which $31,707 was paid each period to Dyco and its affiliates.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. However, during the nine months ended September 30, 2000 the Program paid recompletion costs of approximately $50,000 on the Hubbard No. 1-A well located in Beckham County, Oklahoma in which the Program owns an interest of approximately 20.2%. The recompletion was successful. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last several months, however, spot gas prices have substantially declined. A weakening economy and recent terrorist activities may result in additional downward pricing pressure. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                              Three Months Ended September 30,
                                              -------------------------------
                                                    2001          2000
                                                  -------        -------
      Oil and gas sales                           $80,757        $91,429
      Oil and gas production expenses             $16,641        $15,058
      Barrels produced                                 48             74
      Mcf produced                                 27,455         21,178
      Average price/Bbl                           $ 25.44        $ 28.31
      Average price/Mcf                           $  2.90        $  4.22

      As shown in the table above, total oil and gas sales decreased $10,672 (11.7%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Of this decrease, approximately $36,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by an increase of approximately $26,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 26 barrels, while volumes of gas sold increased 6,277 Mcf for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in volumes of gas sold was primarily due to (i) the receipt of a reduced percentage of sales on two wells during the three months ended September 30, 2000 due to gas balancing and (ii) the receipt of an increased percentage of sales on the same two wells during the three months ended September 30, 2001 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustments to continue for the foreseeable future, thereby continuing to affect volumes of gas produced. Average oil and gas prices decreased to $25.44 per barrel and $2.90 per Mcf, respectively, for the three months ended September 30, 2001 from $28.31 per barrel and $4.22 per Mcf, respectively, for the three months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,583 (10.5%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to new compression expenses incurred on one well during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 20.6% for the three months ended September 30, 2001 from 16.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $27,768 (439.0%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000. As a percentage of oil and gas sales, this expense increased to 42.2% for the three months ended September 30, 2001 from 6.9% for the three months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses decreased $153 (1.2%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. As a percentage of oil and gas sales, these expenses increased to 16.2% for the three months ended September 30, 2001 from 14.5% for the three months ended September 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    2001           2000
                                                  --------       --------
      Oil and gas sales                           $396,151       $257,699
      Oil and gas production expenses             $ 64,017       $ 44,420
      Barrels produced                                 145            283
      Mcf produced                                  79,793         78,501
      Average price/Bbl                           $  26.66       $  28.12
      Average price/Mcf                           $   4.92       $   3.18

      As shown in the table above, total oil and gas sales increased $138,452 (53.7%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Of this increase, approximately $138,000 was related to an increase in the average price of gas sold. Volumes of oil sold decreased 138 barrels, while volumes of gas sold increased 1,292 Mcf for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Average oil prices decreased to $26.66 per barrel for the nine months ended September 30, 2001 from $28.12 per barrel for the nine months ended September 30, 2000. Average gas prices increased to $4.92 per Mcf for the nine months ended September 30, 2001 from $3.18 per Mcf for the nine months ended September 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,597 (44.1%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) an increase in production taxes associated with the increase in oil and gas sales and (ii) new compression expenses incurred on one well during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 16.2% for the nine months ended September 30, 2001 from 17.2% for the nine months ended September 30, 2000.

      Depreciation, depletion, and amortization of oil and gas properties increased $50,648 (252.9%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at September 30, 2001 as compared to September 30, 2000 and (ii) the increase in the average price of gas sold. As a percentage of oil and gas sales, this expense increased to 17.8% for the nine months ended September 30, 2001 from 7.8% for the nine months ended September 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,502 (3.4%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 11.5% for the nine months ended September 30, 2001 from 17.1% for the nine months ended September 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.


      The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      On November 1, 2001 Craig D. Loseke was named Chief Financial Officer of Dyco.


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


                              DYCO OIL AND GAS PROGRAM 1984-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 13, 2001            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 13, 2001            By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer